Form 10KSB
period 1996-04-28
BOSTON RESTAURANT ASSOCIATES INC
filed 1996-08-09
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 28, 1996. (Fee required)

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. (No fee required)

    For the transition period from __________ to __________.

                             Commission File Number
                                     0-18369


                     BOSTON RESTAURANT ASSOCIATES, INC.
                     ----------------------------------
           (Name of Small Business Issuer as Specified in its Charter)


               Delaware                             61-1162263
   -------------------------------             -------------------
   (State or Other Jurisdiction of              (I.R.S. Employer
   Incorporation or Organization)              Identification No.)



205 Portland Street
Boston, Massachusetts         (617) 720-5684                  02114
- - ---------------------         --------------                  -----
(Address of Principal     (Issuer's Telephone Number        (Zip Code)
Executive Offices)           Including Area Code)


Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                                       Name of Each Exchange
Title of Each Class                                     on Which Registered
- - -------------------                                    ---------------------
Common Stock, $.01 par value per share                 Boston Stock Exchange
Redeemable Common Stock Purchase Warrants              Boston Stock Exchange


                Securities registered under Section 12(g) of the
                        Securities Exchange Act of 1934:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

                             Redeemable Common Stock
                                Purchase Warrants
                             -----------------------
                                (Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                          Yes [X]      No  [ ]

        Check if disclosures of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendments to this Form 10-KSB.                                     [ ]

        The issuer's revenues for its most recent fiscal year were $10,864,418.

        The aggregate market value of registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of August 6, 1996 was $3,532,589 based upon the average closing bid and asked prices of such stock on that date as reported on the Nasdaq Small-Cap Market on that date. As of August 6, 1996 there were 5,015,293 shares of the registrant's Common Stock, $.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

PART I

ITEM 1.           BUSINESS

General

                  Boston Restaurant Associates, Inc. (the "Company") owns and operates a chain of eight pizzerias under the name
Pizzeria Regina(R) and two full service restaurants in the Boston, Massachusetts metropolitan area. The Company's primary full service restaurant is based upon the Polcari's
North End(TM) Italian/American, family style restaurant concept and is operated under the name Polcari's North End. The
Company's other full service restaurant is operated under the name Bel Canto(R).

                  Founded in 1926, the original Pizzeria Regina restaurant has served its signature Neapolitan style, thin crust pizza, prepared in gas-fired brick ovens, for more than 65 years. The
Company believes that the Pizzeria Regina pizza and brand name are local symbols of superior and distinctive pizza.
These restaurants are fast service, high volume pizzerias that feature premium brick oven pizza. Of the eight Pizzeria
Regina restaurants, three are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), two are self-service restaurants (food court style with broader menu selections including pasta and submarine sandwiches and in-restaurant seating), and three are wait-service restaurants (full-service style emphasizing whole pizzas with in-restaurant seating), including the Company's new
Regina's on Tap(TM) which features a wide selection of micro-brewed beers. See "Pizzeria Regina Restaurants."

                  The Polcari's North End restaurant concept seeks to create an Italian/American, family-style, casual dining ambiance that captures the community spirit of the 1940's and 1950's in Boston's Italian North End neighborhood. The
Company's Polcari's North End restaurant highlights exposed gas-fired brick ovens in open view of diners. In addition, memorabilia and photographs depicting 1940 and 1950 scenes in Boston's North End are used to create a neighborhood atmosphere rich with history. The restaurant also features large tables of six or more seats to encourage family style dining and a value-oriented menu that includes branded Pizzeria Regina pizza, large Italian/American pasta dishes, rotisserie products and fresh baked breads. See "Polcari's North End Restaurant."

                  The Company's Bel Canto full service restaurant is a moderately priced casual dining Italian style restaurant. The
Company is currently in negotiations to sell its Bel Canto location.

                  In April 1994, the stockholders of Pizzeria Regina, Inc. ("PRI") acquired a 60% interest in Capucino's, Inc. (the
"Capucino's Acquisition"), which was then operating four
Capucino's restaurants (one of which has been converted into a Polcari's North End restaurant, one of which has been converted into a full service Pizzeria Regina restaurant and two of which have been closed). The Company's Bel Canto restaurant was acquired by the Company in 1991. See "Bel
Canto and Capucino's Restaurants" and "Capucino's
Acquisition."

                  The Company plans to expand its operations by opening additional Pizzeria Regina food court kiosks in high volume retail malls located in Massachusetts and neighboring states.
While the Company currently has no plans to open additional
Polcari's North End restaurants it may in the future review opportunities to open additional Polcari's North End restaurants. Such expansion of the Polcari's North End concept will be dependent upon market opportunities and the Company's overall financial and management resources. The specific rate at which the Company is able to open new restaurants will be determined by many factors, including the

Company's success in obtaining adequate financing, identifying satisfactory sites, negotiating satisfactory leases, securing requisite governmental permits and approvals, and training management personnel. There can be no assurance that the Company will have the resources to expand, that expansion will not be more costly than anticipated or that current and future sites will operate profitably.

                  The Company's principal offices are located at 205 Portland Street, Boston, Massachusetts 02114 and its telephone number is (617) 720-5684. As used in this Report, unless otherwise indicated, the term Company refers to Boston
Restaurant Associates, Inc.  and its subsidiaries (including
PRI). All references to Capucino's Inc. in this Report refer to the Company prior to the Capucino's Acquisition. All references to PRI in this Report refer to Pizzeria Regina, Inc. which became a wholly-owned subsidiary of the Company in connection with the Capucino's Acquisition but which was prior to that time, an independently privately owned entity.

Pizzeria Regina Restaurants

                  The Company's signature product, its premium
Neapolitan style, thin crust, brick oven pizza, features a proprietary dough and pizza sauce and whole-milk mozzarella cheese, which the Company believes combine to produce a distinct flavor and superior pizza. These pizzas are offered with a wide variety of fresh vegetable and cured meat toppings. By baking its pizza in gas-fired brick ovens (as opposed to wood fired, electric or other ovens which have lower heat recovery on the oven surface which the Company believes is critical to pizza baking), at very high temperatures for short periods of time, the Company is able to produce a light, evenly cooked crust while preserving the flavor and moisture of the toppings. In addition, the speed of the baking process enables the Company to provide fast service and cater to high volume. The Company believes that the quality of its pizza resulting from its proprietary ingredients and baking process should enable it to appeal to both the lunch and dinner markets.

                  The original Pizzeria Regina located in Boston's historic North End has served the Company's premium brick oven pizza since 1926. Since the purchase of this restaurant in 1946 by John B. Polcari, Sr., three generations of the Polcari family have developed and refined the Pizzeria Regina product to produce what the Company believes is a widely recognized local symbol of premium quality pizza.

                  The eight Pizzeria Regina restaurants currently operated by the Company are located in the Boston metropolitan area.
These restaurants are fast service, high volume pizzerias that feature premium pizza and cater primarily to the lunchtime diner with the exception of the original North End location and the new Regina's on Tap located in Brookline, Massachusetts, which service both the lunch and dinner markets. Of these eight restaurants, three are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), two are self-service restaurants (food court style with broader menu selections including pasta and submarine sandwiches and in-restaurant seating), and three are wait-service restaurants
(full-service style emphasizing whole pizzas with in-restaurant seating).

                  The Company recently increased its Pizzeria Regina operations through the conversion of its Brookline, Massachusetts Capucino's restaurant into a full service Pizzeria
Regina restaurant. The new Pizzeria Regina restaurant featuring a wide selection of micro-brewed beers and brick-oven pizzas, is modeled after the original Pizzeria Regina, which is located in the North End of Boston. The Brookline
Capucino's was closed in November 1995, and the new
Regina's on Tap opened in February 1996.

                  The Company intends to open additional Pizzeria Regina food court kiosks primarily in retail malls within metropolitan areas in Massachusetts and neighboring states. The Company currently operates three food court kiosks, located in the Quincy Market/Faneuil Hall Marketplace on the Boston,
Massachusetts waterfront, the Longwood Medical Center, also in Boston, and the Burlington Mall in Burlington, Massachusetts. The food court kiosks serve primarily pizza slices with multiple topping choices and operate side by side with other fast food vendors. Menu items are presented in a self-service, take-out style designed to allow customers to order, pay for and consume their food in a very short period of time. Customers who desire to sit down after purchasing their food may join customers of other food court vendors in one or more designated common areas within the mall. The focused menu, self-service, take-out style and common seating provide food court customers with a fast dining, low cost alternative relative to more traditional full service restaurants.

                  Based on the Company's experience and articles from trade journals, the Company believes there is a trend at retail malls to retrofit and upgrade food courts to emphasize fast food as one of the emerging focal points of malls. The Company further believes that lunchtime diners who visit retail shopping malls seek high quality, quick service meals in a food court setting, and that the premium quality of its brick oven pizza should position it to compete effectively in food courts locations.

                  The Burlington Mall food court kiosk represented the first of the Company's planned kiosk expansion, having been opened by the Company in November 1994 upon the completion of the renovation of the food court in that mall.
The Company further expanded its food court kiosk operations with the addition of kiosks in the Solomon Pond Mall in Marlborough, Massachusetts, and the South Shore Plaza Mall in Braintree, Massachusetts. The food courts in the Solomon
Pond Mall and the South Shore Plaza Mall both opened in the beginning of August, 1996. Management currently estimates that the cost of opening a typical food court kiosk is approximately $350,000. There can be no assurance that the Company will be able to obtain financing necessary to construct additional food courts kiosks, that the South Shore
Plaza Mall or Solomon Pond Mall food courts will be successful, that the Company will be able to complete the construction of new kiosks on a timely basis and within budget, if at all, or that the Company will be able to operate these kiosks successfully. The Company has preliminarily identified other potential site locations that it believes will become available during the next 24 months.

                  Two of the Company's Pizzeria Regina restaurants (a food court kiosk and a wait-service restaurant), both of which are located in the Quincy Market/ Faneuil Hall Marketplace in Boston, Massachusetts, had leases that expired on December
31, 1995. The Company recently entered into a new food court kiosk lease, which is the more successful of the two restaurants, that runs through December 2000. The Company is currently operating the wait-service restaurant as a tenant-at-will. The Company anticipates closing the wait-service restaurant on or before December 31, 1996 at which time it will seek to enter into a lease for additional space for a full service restaurant in the Quincy Market/Faneuil Hall Marketplace.
While there can be no assurance in this regard, the Company believes, based upon communications with the landlord of this location, that it will be able to successfully negotiate a new lease for a wait service location.

Polcari's North End Restaurant

                  The Company's newly created Polcari's North End restaurant concept is designed to create an Italian/American, family-style, casual dining ambiance that captures the community spirit of the 1940's and 1950's in Boston's Italian
North End neighborhood.  The Company's first Polcari's North
End restaurant highlights exposed gas-fired brick ovens in open view of diners. In addition, memorabilia and photographs depicting 1940 and 1950 scenes in Boston's North End are used to create a neighborhood atmosphere rich with history. The restaurant also features large tables of six or more seats to encourage family style dining and a value-oriented menu that includes branded Pizzeria Regina pizza, large Italian/American pasta dishes and fresh baked breads.

                  In 1922, John B. Polcari, Sr., the patriarch of the Polcari family, opened a neighborhood Italian groceria opposite the original North End Pizzeria Regina. In 1946, he purchased this
Pizzeria Regina. Mr. Polcari's son, John P. Polcari, Jr., later operated Polcari's Restaurant, a well-known North End restaurant for more than 30 years prior to its closure in 1989.
John P. Polcari, Jr., who serves as the Treasurer and a director of the Company, is a highly visible, actively involved restaurateur in the Boston community. Management believes that the Polcari name evokes the Bostonian's image of immigrant, Italian/American food.

                  In March 1995, the Company opened its first Polcari's North End restaurant in Saugus, Massachusetts by converting its existing Capucino's restaurant at the same location. During the first full fiscal year of operation the restaurant has experienced more than a 86% increase in total revenues, to approximately $2,277,000 from approximately $1,222,000 in the corresponding period in the previous year (during which time the location was operated as a Capucino's restaurant for approximately seven months, was closed for approximately three months and was operated as a Polcari's North End for approximately two months).

                  The Company may in the future review opportunities to open additional Polcari's North End restaurants. Such expansion will be dependent upon market opportunities and the Company's overall financial and management resources.

Bel Canto and Capucino's Restaurants

                  The Company operates one full service casual dining moderately priced Italian style restaurant under the name Bel
Canto.  The Bel Canto Restaurant is located in Lexington,
Massachusetts. The Company introduced Pizzeria Regina pizza in its Lexington Bel Canto restaurant in January 1995.

                  In furtherance of shifting the Company's full service restaurant efforts away from the Capucino's and Bel Canto(R) concepts the Company has, as detailed below, converted, closed, or sold all of these restaurants other than its remaining
Lexington Bel Canto. The Company is also in negotiations to sell its Lexington Bel Canto restaurant. There can be no assurance that the Company will be able to sell its Lexington restaurant on favorable terms, if at all.

                  The Company completed the conversion of its Brookline, Massachusetts Capucino's restaurant into a full service Pizzeria
Regina in February 1996 and its Saugus, Massachusetts
Capucino's restaurant into a Polcari's North End restaurant in March 1995. See "Pizzeria Regina Restaurants" and "Polcari's
North End Restaurants." The Company closed its Capucino's restaurant in Framingham, Massachusetts in June 1995 with the intention of converting it into a Polcari's North End restaurant.
The conversion of this location was delayed while the Company refined the Polcari's North End concept in the Saugus location. The Company subsequently determined that it would be in its best interest to sell the restaurant and the Company has entered into an agreement to sell the location.
The Company believes that the sale will close in the third quarter of fiscal 1997. During May 1995, the Company also closed its Capucino's restaurant in Cambridge, Massachusetts, as a result of poor performance and to take advantage of an opportunity to buy-out its lease for that restaurant. The
Company sold its Wellesley Bel Canto restaurant in October
1995 after determining that the location was not large enough to accommodate the Polcari's North End concept and efforts to obtain additional adjoining space proved unsuccessful. The Company closed a Bel Canto restaurant located in Boston, Massachusetts in September 1993 upon expiration of the lease for that restaurant due to insufficient size and expansion options.

Restaurant Operations

                  The Company invests substantial time and effort in its training programs which focus on all aspects of restaurant operations, including kitchen, bar and dining room operations, food quality and preparation, alcoholic beverage service, liquor liability avoidance, customer service and employee relations.
The Company holds regular meetings of its managers which cover new products, continuing training and other aspects of business management. Managers also attend seminars which are periodically conducted by Company personnel and outside experts on a broad range of topics.

                  New employees are trained by experienced employees who have demonstrated their ability to implement the Company's commitment to provide high quality food and attentive service. The Company has developed manuals regarding its policies and procedures for restaurant operations.
Senior management regularly visits Company restaurants and meets with the respective management teams to ensure compliance with the Company's strategies and standards of quality in all respects of restaurant operations and personnel development.

                  The Company seeks to attract and retain high caliber restaurant managers by providing them with an appropriate balance of autonomy and direction. Annual performance objectives and budgets for each restaurant are jointly determined by restaurant managers and senior management.
To provide incentives, the Company has a cash bonus program tied to achievement of specified objectives.

                  The staff for a typical Pizzeria Regina restaurant consists of one general manager, two managers and approximately 12 to 25 hourly employees. The staff for a Polcari's North End restaurant consists of one general manager, two managers, one kitchen manager and approximately 40 to 60 hourly employees.
Most of the Company's hourly employees are part-time personnel. The general manager of each restaurant is primarily responsible for the day-to-day operations of the entire restaurant and maintaining standards of quality and performance established by the Company.

                  The Company believes centralized financial and management controls are fundamental to improving operating margins. These controls are maintained through the use of an automated data processing system and prescribed reporting procedures. Each restaurant has a point-of-sale system that captures restaurant operating information. The restaurants forward daily sales reports, vendor invoices, payroll information and other data to the Company's corporate headquarters. Company management utilizes this data to monitor centrally costs and sales mix and to prepare periodic financial management reports. This system is also used for budget analysis, planning and determining menu composition. Restaurant managers perform daily inventories of key supplies. All other supplies are inventoried weekly at the Pizzeria Regina restaurants and are inventoried biweekly at the Polcari's North End, and Bel Canto restaurants. Cash is controlled through deposits of sale proceeds in local operating accounts following each restaurant shift with respect to the Pizzeria Regina and Bel Canto locations and following each business day with respect to Polcari's North End location, the balances of which are wire transferred daily to the Company's principal operating account.

Purchasing and Commissary Operations

                  The Company maintains a commissary from which food products such as pizza dough, bread dough and a full line of desserts are produced for the Company's restaurants. These products require a high degree of consistency that would be more difficult to maintain at the individual restaurant locations. The Company believes that close and centralized monitoring of the dough preparation ensures a consistent and premium product. All other food preparation is performed on site at the restaurant level.

                  The Company negotiates on a centralized basis directly with wholesale suppliers of high volume food ingredients such as cheese, tomato sauce and flour to ensure consistent quality and freshness of products across its restaurants and to obtain competitive pricing. These ingredients are then purchased by the Company's distributor at the negotiated price and redistributed to the Company's restaurants. All other food ingredients and beverage products are purchased directly by the general manager of each restaurant in accordance with corporate guidelines. The Company believes that all essential food and beverage products are available from many qualified wholesale suppliers.

Site Selection

                  The Company considers the specific location of a restaurant to be critical to the restaurant's long term success and devotes significant time and resources to the investigation and evaluation of each prospective site. Local market demographics, population density, average household income levels and site characteristics such as visibility, accessibility and traffic volume are considered.

                  Potential sites for the Pizzeria Regina restaurants are generally sought within high-traffic food courts or retail shopping malls located in metropolitan areas. Factors which will favor a Polcari's North End restaurant site are its proximity to high-volume, middle market traffic centers, such as retail and residential areas with populations of at least 100,000 persons within a five mile radius. For both types of restaurants, the Company also considers existing local competition and, to the extent such information is available, the sales of other comparably priced restaurants opening in the area.

Seasonality

                  The Company's restaurants are subject to seasonal fluctuations in sales volume. Sales at the Pizzeria Regina restaurants are typically higher in June through August and in November and December due to increased volume in shopping malls during the holiday and tourist seasons and school vacations.

                  Sales volumes at the Company's full service restaurants are typically higher in the Fall and Spring months. The
Company attributes this to an influx of the student population near the restaurants which are located close to colleges and moderate weather conditions during these seasons.

Employees

                  As of August 6, 1996, the Company had approximately 300 employees, of whom 10 were corporate and administrative personnel, 32 were field supervision or restaurant managers or management trainees, and the remainder were hourly restaurant personnel. Many of the Company's hourly employees work part-time. The Company believes that its relationship with its employees is good. None of the Company's employees is covered by a collective bargaining agreement.

Advertising and Marketing

                  The Company's target market for the Pizzeria Regina restaurants is very broad, consisting of individuals and families who seek fast service and high value-to-price meals during the lunch period. The target markets for the Polcari's North End restaurant are adults and families who seek high quality brick oven pizza and other moderately priced Italian dinner entrees, in a comfortable environment. The Company believes that its focus on premium quality, service and value is the most effective approach to attracting customers.

                  The Company anticipates that it will obtain greater name recognition due to the increase in distribution channels for its premium Pizzeria Regina brick oven pizza through the development of additional Pizzeria Regina food court kiosks.
In addition, management believes that the centralization of its restaurants within the greater Boston and neighboring areas will enable the Polcari's North End restaurant to benefit from the recognition of the Pizzeria Regina and Polcari names. The
Company plans to rely upon local advertising such as direct mail campaigns to targeted communities, local print advertising, high-volume traffic flow at retail malls, and word of mouth exposure.

Capucino's Acquisition

                  Pursuant to the Capucino's Acquisition, the Company, then known as Capucino's, Inc., purchased all of the capital stock of PRI, then known as Boston Restaurant Associates, Inc., from George R. Chapdelaine, John P. Polcari, Jr.,
Anthony Polcari, Mary Polcari, BayBank as trustee of the
Anthony A. Polcari Irrevocable Trust, and Lucille Salhany
Polcari, the former stockholders of PRI, in exchange for 1,382,588 shares of Capucino's, Inc. Common Stock. Prior to the Capucino's Acquisition, Capucino's, Inc. and PRI had no affiliation and PRI was a privately held entity.

                  Capucino's, Inc. was incorporated in May 1989. In March 1990 Capucino's, Inc. conducted a public offering of its securities and at all times since March 1990, the Company's
Common Stock has traded on the Nasdaq Small-Cap Market.

                  The Polcari family purchased the original Pizzeria Regina restaurant in 1946 and incorporated under the name
Boston Restaurant Associates, Inc. in 1986. In 1991, PRI acquired the assets of the Bel Canto restaurants through its wholly-owned subsidiary Bel Canto Restaurants, Inc.

                  At the time of the Capucino's Acquisition, Capucino's, Inc. owned and operated four full service, casual dining restaurants and PRI owned and operated a chain of six pizzerias under the name Pizzeria Regina and two Bel Canto casual dining restaurants, all in the Boston, Massachusetts metropolitan area.

                  In connection with the Capucino's Acquisition, the management of PRI assumed similar positions with the Company. Richard J. Reeves and Terrance A. Smith retained their positions as members of the Board of Directors of the Company and Danny L. McDaniel retained his position as the Company's Chief Financial Officer and Vice President of
Finance.

                  As a result of the Capucino's Acquisition, George R. Chapdelaine and John P. Polcari, Jr., as the Voting Trustees of a Voting Trust that holds substantially all of the Common
Stock
acquired by the former PRI stockholders, became the largest stockholders of the Company. No stockholder of Capucino's, Inc. prior to the Capucino's Acquisition continued to own 5% or more of the outstanding Common Stock after the acquisition.

                  Following the Capucino's Acquisition, Capucino's, Inc. assumed the name Boston Restaurant Associates, Inc., effected a one-for-ten reverse stock split and changed the Nasdaq
Small-Cap market symbol for its Common Stock from CINO to BRAI. In addition, PRI changed its name from Boston
Restaurant Associates, Inc. to Pizzeria Regina, Inc.

                  In 1993, prior management of Capucino's, Inc. closed its Marblehead, Massachusetts and Arlington, Virginia Capucino's restaurants due to poor operating performance. Prior management also closed its Washington, D.C. Capucino's restaurant in May 1992. Capucino's, Inc. opened its Capucino's restaurants in Framingham and Saugus, Massachusetts in December 1990 and May 1993, respectively.

Public Offering

                  In September 1994, the Company sold 854,000 units, each unit consisting of three shares of the Company's common stock and two redeemable common stock purchase warrants.
Each warrant entitles the holder to purchase, for a period of five years, one share of common stock at a price of $2.80 per share for the initial two and one-half years and $3.20 per share for the remainder of such period. The units were sold to the public at the price of $6.00. The net proceeds of the offering received by the Company was approximately $3,567,000.

Competition

                  The restaurant industry is highly competitive with respect to location, menu selection and quality, prices, service and decor. The business is affected by changes in tastes and eating habits of the public and by changes in local, regional or national economic conditions, demographic trends and traffic patterns, factors affecting consumers' disposable income and spending habits and the types, number and location of competing restaurants.

                  The Pizzeria Regina restaurants compete with other fast-service, high volume food providers on the basis of the price, value, relationship, location, and speed of service. The
Polcari's North End restaurant competes with other casual, full service restaurants primarily on the basis of menu selection, quality, price, service, ambiance and location. Many competitors of the Company's restaurants are either locally owned or part of national or regional restaurant chains, many of which are well established and have substantially greater financial and other resources than the Company.

Trademarks

                  The Company regards its service marks as having
significant value and as being an important factor in the
marketing of its products.  Its most significant marks include
"Pizzeria Regina", "Regina", its crown design logo, and
"Polcari's".   These marks, which appear in its advertisements,
menus and elsewhere, are widely recognized in the Boston restaurant market.

                  "Pizzeria Regina" is a registered trademark of the Company. The Company has applied with the United States
Patent and Trademark Office to register the crown design logo, the "Polcari's" logo, "Polcari's North End" and the Regina service marks. Regina on Tap is a trademark of the Company.

Government Regulation

                  The Company is subject to a variety of federal, state and local laws and regulations. Each of the Company's restaurants is subject to licensing and regulation by a number of government authorities, including alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

                  A significant portion of the Company's revenues at the Polcari's NorthEnd, Bel Canto, original Pizzeria Regina and new Brookline Pizzeria Regina restaurants is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants which serve alcohol to apply to a state authority and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.
Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of the Company to obtain or retain liquor or food service licenses could have a material adverse affect on the particular restaurant's operations and the business of the Company generally.

                  The Company is subject to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The
Company presently carries liquor liability coverage for its restaurants of $1,000,000, as well as excess liability coverage, of $10,000,000 per occurrence, with a $10,000 deductible. The
Company has never been named as a defendant in a lawsuit involving "dram shop" liability.

                  The Company's restaurant operations are also subject to federal and state laws governing such matters as the proposed government mandated health insurance, over which the Company has no control. Significant numbers of the Company's service, food preparation and other personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage could increase the Company's labor costs.

                  The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental laws and regulations.


ITEM 2.           DESCRIPTION OF PROPERTY

                  All of the Company's existing restaurants are located in leased space in the Boston, Massachusetts metropolitan area except for the North End Pizzeria Regina location which is owned by the Company. All of the Company's leases provide for a minimum annual rent, and most call for additional rent based on sales volume at the particular location over a specified minimum level. Generally, these leases are net leases which require the Company to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Certain mall locations also require the Company to participate in upkeep of common areas and promotional activities.

The following table sets forth certain information with respect to the Company's restaurant properties:

Approx. Lease                Approx.  Seating   Expiration
Location                     Sq.Ft.   Capacity  Date             Name/Type

North End, Boston(1)         4,300      67       NA              Pizzeria Regina
                                                                 (wait-service)

Faneuil Hall Marketplace(2)    750      NA      Tenant-At-Will   Pizzeria Regina
Boston (Upstairs)                                                (food court)

Faneuil Hall Marketplace(3)  2,000      75      12/31/95         Pizzeria Regina
Boston (Downstairs)                                              (wait-service)

Longwood Medical Center(2)     650      NA      1/31/98          Pizzeria Regina
Boston                                                           (food court)

Burlington Mall              3,000     100      4/30/98          Pizzeria Regina
Burlington                                                       (self-service)

Burlington Mall(2)           1,018      NA      11/30/05         Pizzeria Regina
Burlington                                                       (food court)

South Shore Plaza (4)        3,650     100      12/31/96         Pizzeria Regina
Braintree                                                        (self-service)

South Shore Plaza (2)(5)       700      NA      2/28/06          Pizzeria Regina
Braintree                                                        (food court)

Lexington (6)(7)             3,850     160      11/14/98         Bel Canto

Brookline                    3,400     145      5/31/97          Pizzeria Regina
                                                                 (Wait Service)

Framingham(7)(9)             6,400     195      6/30/07          Vacant


Saugus(7)(8)                 8,000     250      11/30/12         Polcari's
                                                                 North End

Solomon Pond Mall(2)(5)      1,085      NA      1/30/07          Pizzeria Regina
Marlborough                                                      (food court)
___________________________

(1) Company-owned. This property is subject to a mortgage in favor of Haymarket Co-Operative Bank. See "Management's Discussion And Analysis Or Plan Of Operation -- Liquidity and Capital Resources" Includes approximately 1,000 square feet located in two adjacent condominiums owned by the Company which have not been built-out as of the date of this Report.

(2)  Food court locations have no independent seating capacity.
Seating is centralized in the common areas of the food courts.

(3) The Company is a tenant-at-will at this location. The Company intends to close this restaurant in December 1996. The Company is currently in negotiations for a new wait service location within the marketplace.

(4) In connection with the Company's lease for the food court at this location, this lease was extended through December 1996. The Company expects to close this restaurant upon the expiration of the lease.

(5) The Solomon Pond Mall and South Shore Plaza Mall food courts opened in August 1996.

(6) The Company is currently in negotiations to sell this location. There can be no assurance that the Company will be successful in these negotiations.

(7) Includes 30 seats located outdoors which are used weather permitting.

(8) The expiration date anticipates the Company's exercise of all extension options that may be exercised by the Company in its discretion.

(9) The Company has entered into an agreement to sell this location. The closing of the sale is scheduled to occur in the third quarter of fiscal 1997.

                  The Company relocated its executive offices following the Capucino's Acquisition from Louisville, Kentucky to PRI's existing offices located in approximately 2,470 square feet of leased space in Boston, Massachusetts. The lease for this space expired in May
1996 and the Company is currently occupying the space as a tenant-at-will.

                  The Company also leases approximately 5,000 square feet of warehouse space located in Somerville, Massachusetts under a lease expiring on July 31, 2001 (including all extension options that may be exercised by the Company in its discretion) and approximately
2,240 square feet for its commissary located in Charlestown, Massachusetts under a lease expiring on October 31, 1997
(including all extension options that may be exercised by the Company in its discretion).


ITEM 3.           LEGAL PROCEEDINGS

                  The Company is involved in various legal matters in the ordinary course of its business. Each of these matters is subject to various uncertainties and some of these matters may be resolved unfavorably to the Company. The Company has established a reserve of $200,000 for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from these matters in excess of amounts provided will not have a material adverse effect on the Company's financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fourth quarter of the fiscal year covered by this report no matters were submitted to a vote of security holders of the Company.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's Common Stock (Nasdaq symbol: "BRAI") is traded publicly and is quoted on the Nasdaq Small-Cap Market. As of August 6, 1996 there were approximately 170 holders of record of the Company's Common Stock. On August 6, 1996, the last bid and asked price of the Company's Common Stock as reported on the Nasdaq Small-Cap Market were $0.9375 and $1.00 per share, respectively.

                  The table below represents the quarterly high and low bid and asked prices for the Company's Common Stock for the Company's last two fiscal years. The prices listed in this table reflect quotations without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.


                     High             Low             High            Low
                     Bid              Bid             Asked           Asked
Fiscal Year Ended
April 30, 1995

  First Quarter      4.38             1.00            5.63            2.13
  Second Quarter     2.63             1.75            2.88            2.00
  Third Quarter      2.00             1.56            2.19            1.69
  Fourth Quarter     1.94             1.38            2.00            1.44


Fiscal Year Ended
April 28, 1996

  First Quarter      1.63             1.25            1.75            1.38
  Second Quarter     1.32             .50             1.38            .69
  Third Quarter      1.13             .50             1.19            .69
  Fourth Quarter     1.13             .70             1.19            .88

                  The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Rather, the Company intends to retain all of its future earnings to finance future growth.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


        The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statements of operations:



                                           Fiscal Year Ended
                                 ---------------------------------------
                                 April 28, 1996           April 30, 1995
                                 --------------           --------------
Income Statement Data:
Net sales                           100.0%                   100.0%

Costs and expenses:
 Cost of food and beverages          24.1                     25.0
 Other operating expenses            67.1                     64.4
 General and administrative          18.4                     11.8
 Depreciation and amortization        5.8                      6.5
 Loss from valuation of assets
  impaired, assets to be disposed
  of and restaurant closures         12.5                     11.1
 Total costs and expenses           127.9                    118.8

Operating loss                      (27.9)                   (18.8)
Interest expense, Net                  .3                      1.4
Other (income) expense, net            .5                      (.1)
Net loss                            (28.7)                   (20.1)


Results of Operations

Overview

                  The Company's results of operations for fiscal 1996 was significantly affected by the Company's implementation of its strategy to focus its efforts on the development of its Pizzeria Regina restaurant operations and the corresponding effort to reduce its Capucino's and Bel Canto restaurant formats. The Company closed its Brookline, Massachusetts Capucino's restaurant in November
1995 and reopened that location in February 1996 as a full service
Pizzeria Regina. In June 1995 the Company closed its Capucino's restaurant in Framingham, Massachusetts with the intention of converting it into a Polcari's North End restaurant. The Company subsequently determined that it would be in its best interest to sell the restaurant and has entered into an agreement to sell the location. The
Company believes that the sale will close in the third quarter of fiscal
1997. During May 1995, the Company also closed its Capucino's restaurant in Cambridge, Massachusetts and in October 1995, the Company sold its Wellesley Bel Canto restaurant. The Company is also in negotiations to sell its Lexington Bel Canto restaurant. In August 1996, the Company opened its new food court kiosks in the Solomon Pond Mall and the South Shore Plaza Mall.


Results of Operations for the Years Ended April 28, 1996 and
April 30, 1995

Revenues

                  Net sales in fiscal 1996 were $10,864,000 compared to net sales of $13,066,000 in fiscal 1995. The decrease in net sales in fiscal 1996 as compared to fiscal 1995 reflected, among other things, the closure of two Capucino's restaurants in May and June 1995, respectively, the closure of the Brookline Capucino's restaurant for remodeling in November 1995, the closure of the Wellesley Bel
Canto in October upon its sale and a reduction in net sales at the remaining Bel Canto restaurant. These decreases were partially offset by the addition of net sales from the new Burlington Pizzeria Regina food court restaurant which was open for the entire 1996 fiscal year, increased aggregate sales from the other Pizzeria Regina restaurants and increased sales at the new Polcari's North End restaurant.

                  Net sales at the Company's Pizzeria Regina restaurants increased to $6,543,000 in fiscal 1996 from $6,341,000 in fiscal
1995, principally due to the addition of sales from the new Pizzeria Regina food court kiosk and the new Brookline location opened in February 1996, as well as increased aggregate sales from the previously existing Pizzeria Regina restaurants. As anticipated, the increased sales associated with the opening of the new Burlington Pizzeria Regina food court restaurant was partially offset by sales reductions at the Company's existing Pizzeria Regina restaurant located in the same mall.

                  Net sales at the Company's full service casual dinning restaurants (including 7 months of operations of the Brookline restaurant as a Capucino's) decreased to $4,287,000 in fiscal 1996 from $6,683,000 in fiscal 1995. While sales at the new Polcari's
North End restaurant in fiscal 1996 increased by over $1,055,000 from the sales in fiscal 1995 at the Capucino's restaurant at the same location (during which time the location was operated as a Capucino's restaurant for approximately seven months, was closed for approximately three months and was operated as a Polcari's North
End for approximately two months), this increase was offset by decreased sales at the remaining Capucino's restaurant and the two
Bel Canto restaurants. The decrease at the Capucino's restaurants was primarily attributable to the closure of the Framingham, Cambridge and Brookline locations. The decrease at the Bel Canto restaurants was primarily attributable to the closure of the Wellesley restaurant and increased competition in the Lexington area.

Costs and Expenses

Cost of Food and Beverages

                  Cost of food and beverages as a percentage of net sales was 24.1% in fiscal 1996, compared to cost of food and beverages as a percentage of net sales in fiscal 1995 of 25.0%. The cost of food and beverages as a percentage of net sales was higher at the Polcari's North End and Bel Canto restaurants than the Company's other restaurants in both periods. The decrease in this cost as a percentage of net sales in fiscal 1996 as compared to fiscal 1995 was primarily a result of the reduction of net sales at the Company's full-service restaurants (due to store closures) as a percentage of the Company's total net sales.

                  The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 19.3% in fiscal 1996, compared to 19.0% in fiscal 1995.

                  The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants increased to 32.1% in fiscal 1996 from 30.9% in fiscal 1995. The increase in the cost of food and beverages as a percentage of net sales was principally due to a change in the menu composition at the Company's full service restaurants .

Other Operating Expenses

                  Payroll Expenses. Payroll expenses were $3,667,000 (33.8% of net sales) in fiscal 1996, compared to payroll expenses of $4,525,000 (34.6% of net sales) in fiscal 1995. The decrease in payroll expenses as a percentage of net sales compared to fiscal year
1995 was primarily attributable to the closing of the two Capucino's and one Bel Canto restaurant in fiscal 1996, and the closing of the Brookline Capucino's restaurant for remodeling. This decrease was partially offset by increased payroll expenses at the Polcari's North
End restaurant and the Burlington food court kiosk.

                  Payroll expenses at the Pizzeria Regina restaurants increased to $1,948,000 (29.8% of net sales) in fiscal 1996 from $1,825,000
(28.8% of net sales) in fiscal 1995 primarily due to the opening of the new Pizzeria Regina food court restaurant in the Burlington mall in November 1994 and the opening of the new Brookline location.

                  Payroll expenses at the Company's full service casual dining restaurants decreased to $1,719,000 (40.1% of net sales) in fiscal
1996 from $2,700,000 (40.4% of net sales) in fiscal 1995.  The decrease in payroll expenses in amount and as a percentage of net sales was primarily attributable to the June 1995 closure of the Framingham Capucino's restaurant, the May 1995 closure of the Cambridge Capucino's restaurant, the October 1995 closure of the Wellesley Bel Canto restaurant, and the November 1995 closure of the Brookline Capucino's restaurant for conversion to a Pizzeria
Regina restaurant.

                  Other Operating Expenses, Exclusive of Payroll. Other operating expenses, exclusive of payroll, were $3,620,000 (33.3% of net sales) in fiscal 1996 as compared to other operating expenses in fiscal 1995 of $3,892,000 (29.8% of net sales). Other operating expenses from the Pizzeria Regina restaurants exclusive of payroll increased to $1,938,000 in fiscal 1996 from $1,682,000 in fiscal
1995. This increase in other operating expenses was attributable to the addition of expenses associated with the full year of operations at the food court in Burlington and the opening of the new Brookline location. Other operating expenses from the Company's full service casual dining restaurants exclusive of payroll decreased to $1,497,000 in fiscal 1996
from $2,049,000 in fiscal 1995 primarily as a result of the closure of the Wellesley Bel Canto, and the closure of the Brookline Capucino's restaurant for conversion to a Pizzeria Regina restaurant. The decrease was partially offset by an increase of operating expenses at the Polcari's North End restaurant. Other operating expenses also includes commissary expenses which were $185,000 in fiscal 1996 and $161,000 in fiscal 1995, respectively.

General and Administrative Expenses

                  General and administrative expenses were $1,997,000 (18.4% of net sales) in fiscal 1996, as compared to general and administrative expenses of $1,545,000 (11.8% of net sales) in fiscal 1995. The increase in general and administrative expenses in fiscal 1996 compared to fiscal 1995 was due, principally, to legal and consulting expenses related to real estate issues and salaries of two additional officers of the Company.

Loss for Store Closures and the Write Down of Certain Assets

                  In fiscal 1996, the Company decided to close its Framingham, Massachusetts Capucino's restaurant and its Wellesley, Massachusetts Bel Canto restaurant. As a result, the Company incurred restructuring charges of $1,050,000, including write downs of approximately $216,000 of net leasehold improvements and restaurant equipment, $635,000 of goodwill, $96,000 of other assets, and an accrual for lease buyout of $103,000.

                  In fiscal 1996, the Company wrote down certain assets of its Lexington, Massachusetts Bel Canto and its Burlington,
Massachusetts Pizzeria Regina restaurants, based upon its determination that the historic and projected cash flows for these restaurants will not be sufficient for the Company to recover the historic carrying amount of the assets. A charge of $305,000 is included in the Company's fiscal 1996 results of operations relating to these restaurants, including write downs of approximately
$268,000 of net leasehold improvements, and $37,000 of other assets.

                  An effect of these restructuring charges will be to reduce the Company's amortization of intangible assets in fiscal 1997 by $35,000. Additionally, provided it is the Company will have no further losses from operations in connection with the Framingham
(provided it is sold as anticipated in the third quarter of fiscal 1997) and Wellesley restaurants, which in fiscal 1996 were approximately
$283,000 and $5,000, respectively, before the charges for the closure.

Interest Expense and Interest Income

                  Interest expense decreased to $34,000 in fiscal 1996 as compared to interest expense in fiscal 1995 of $244,000. This decrease reflects the conversion of shareholder debt totaling $482,500 into Common Stock in June 1994, the repayment of bank debt of $460,000 and bridge financing of $500,000 ($500,000 face amount less a discount of $147,000 assigned to related warrants) in October 1994, the retirement of a $490,000 mortgage in January 1995, and the repayment of an aggregate of $116,000 of subordinated debentures in fiscal 1996, partially offset by interest expense associated with borrowings under the Company's new credit facility.

                  Interest income decreased to $5,000 in fiscal 1996 from $61,000 in fiscal 1995 as a result of the investment in the Company's business of the proceeds of its public offering, completed during the second quarter of fiscal 1995, which had previously been maintained in interest bearing investments.

Litigation

                  The Company is involved in various legal matters in the ordinary course of its business. Each of these matters is subject to various uncertainties and some of these matters may be resolved unfavorably to the Company. The Company has established a reserve of $200,000 for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from these matters in excess of amounts provided will not have a material adverse effect on the Company's financial position.

Liquidity and Capital Resources

                  The Company has financed its operations primarily through cash generated from operations, borrowings, and cash generated upon the sale of restaurant locations. At April 28, 1996 the Company had a negative net working capital of approximately $1,617,000 and cash and cash equivalents of approximately $160,000. In December 1995, the Company obtained a long-term credit facility with Haymarket Co-Operative Bank. The terms of the credit facility provide that the Company may initially draw upon a $500,000 credit line ("Phase
One"), and that, at the Bank's discretion, an additional $500,000 would be made available to the Company based upon the Company's results of operations in fiscal 1996 ("Phase Two"). In April 1996, the bank made available $350,000 of the amount potentially available under Phase Two of the credit facility and in July 1996, the bank made the remaining $150,000 of Phase Two of this credit facility available to the Company. The interest rate on Phase One of this credit facility is 2% above the bank's prime rate. The interest rate on Phase Two of the credit facility is a fixed rate of 12% per annum.
The Company is obligated to make monthly principal payments of $8,333 on Phase One of the loan, commencing May 1996, with all outstanding amounts due and payable on or before April 1, 2001.
The Company is obligated to make monthly principal payments of $8,333 on Phase Two of the loan, commencing August 1996. The credit facility is secured by all of the assets of the Company and its subsidiaries, including a mortgage on the Company's Pizzeria Regina restaurant located in the North End of Boston Massachusetts. The credit facility also contains certain covenants. The President and the Treasurer of the Company and each of the Company's subsidiaries have guarantied the Company's obligations to the bank. A member of the Board of Directors of the Company also serves as a member of the bank's board of directors. As of April 28, 1996, the Company had borrowed $619,000 under this credit facility.

                  During fiscal 1996 the Company had a net decrease in cash of $529,000 reflecting net cash used for operating activities of $632,000, net cash used for investing activities of $395,000 and net cash provided from financing activities of $498,000. The Company has extended the payment of certain accrued liabilities and accounts payable beyond their stated terms. The Company's cash used in operating activities was adversely affected by the various closures of its full service casual dining Italian restaurants, including the closure of the Brookline restaurant for most of the third quarter for conversion into a Pizzeria Regina restaurant and by adverse weather conditions in January 1996. The Brookline restaurant was reopened in February 1996. Cash used in investing activities reflects costs incurred in connection with the conversion of the Saugus and Brookline restaurants and the initial cost for the site preparation of the Framingham location, including an aggregate of $661,000 of cash used in the expansion of the bar at the Saugus restaurant and the conversion of the Brookline restaurant and additional property, equipment, and other assets. During the first quarter of fiscal 1997 the Company incurred approximately $510,000 in connection with the build-out of its two new food court kiosks. The Company funded these expenditures primarily through borrowings under its credit facility.

                  At April 28, 1996 the Company had long-term debt obligations, less current maturities, in the amount of $665,000, including the $474,000 of borrowings under the Company's credit facility. At that date the Company's short term debt consisted of current maturities of long-term debt in the aggregate amount of $233,000, including $84,000 of subordinated debentures which were due in January 1996. The maturity date and payment schedule of these debentures has been extended, with outstanding principal and interest thereon to be paid in periodic installments through October 1996.

                  The Company believes that its existing resources, cash flow from operations and borrowings under its credit facility will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations, borrowings under its credit facility and amounts received upon the closing of the sale of its Framingham location. Upon the closing of the sale of the Framingham location the Company will benefit from the elimination of rental and other expenses associated with that location ($283,000 in fiscal 1996). The Company is also actively seeking to sell its Lexington location which should result in the elimination of operating losses associated with that location
($104,000 in fiscal 1996) if it is able to sell the location.  The
Company is also seeking additional financing in order to fund its expansion plans and other cash flow requirements. There can be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expenses, that the Company will be able to sell its Lexington location, or that the Company will be able to obtain such additional financing upon favorable terms, if at all. Failure of the Company to do so could result in the Company's failure to be able to meet its cash flow requirements.

"Safe Harbor" Statement Under the Private Securities Litigation
Reform Act of 1995

                  Forward-looking statements in this report, including, without limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7.           FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
                                                                       Page
Boston Restaurant Associates, Inc. and Subsidiaries
Index to Financial Statements                                           F-1
Report of Independent Certified Public Accountants                      F-2
Consolidated Financial Statements:
                  Balance sheets                                        F-3
                  Statements of operations                              F-5
                  Statements of stockholders' equity                    F-6
                  Statements of cash flows                              F-7
                  Summary of accounting policies                        F-8
                  Notes to consolidated financial statements            F-11

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

                  There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended April 28, 1996.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  The information required by this Item 9 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1996 fiscal year.

ITEM 10.          EXECUTIVE COMPENSATION

                  The information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1996 fiscal year.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1996 fiscal year.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                  The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1996 fiscal year.

ITEM 13.          EXHIBITS, LISTS AND REPORTS ON FORM 8-K


    (a) Exhibits


    Exhibit Number                                  Reference

    2        Stock for Stock Purchase                 A-2*
             Agreement, as amended, among
             Capucino's, Inc., a Delaware
             corporation, and John P.
             Polcari, Jr. and George R.
             Chapdelaine, in their capacity
             as Voting Trustees under that
             certain Amended and Restated
             Voting Trust Agreement dated
             April 28, 1994

    3(a)     Amended Certificate of                   A-3(a)*
             Incorporation of the Registrant

      (b)    Amended Bylaws of the                    A-3(b)*
             Registrant

    4(a)     Description of Common Stock              A-4(a)*
             (contained in the Amended
             Certificate of Incorporation of
             the Registrant, filed as
             Exhibit 3(a))

      (b)    Form of Certificate evidencing           F-4(b)*
             shares of Common Stock

      (c)    Amended and Restated Voting              A-9*
             Trust Agreement dated April 28,
              1994, as amended.

    10(a)    Lease dated July 15, 1987                A-10(a)*
             between PRI and the Longwood
             Galleria Associates Limited
             Partnership regarding a
             Pizzeria Regina location in the
             Longwood Galleria Mall, Boston,
             Massachusetts

       (b)   Lease dated June 15, 1987                A-10(b)*
             (together with an amendment
             dated January 23, 1991) between
             Ocean, Inc. and the BRA Nominee
             Trust regarding a Pizzeria
             Regina location in the North
             End of Boston, Massachusetts

       (c)   Lease dated September 9, 1987            A-10(c)*
             between Ocean, Inc. and
             Bellwether Properties of
             Massachusetts Limited
             Partnership regarding a
             Pizzeria Regina location in the
             Burlington Mall, Burlington,
             Massachusetts

       (d)   Lease dated January 19, 1976             A-10(d)*
             (together with amendments
             thereto dated April 1, 1980 and
             November 6, 1987 as well as an
             amendment and renewal notice
             dated December 7, 1990) between
             Fantail Restaurant, Inc. and
             Faneuil Hall Market Place, Inc.
             regarding a Pizzeria Regina
             location in the Faneuil Hall
             Marketplace, Boston,
             Massachusetts (upstairs)

       (e)   Lease dated December 30, 1986            A-10(e)*
             (together with an amendment
             thereto dated November 6, 1987
             and a renewal notice dated
             December 7, 1990) between
             Fantail Restaurant, Inc. and
             Faneuil Hall Market Place, Inc.
             regarding a Pizzeria Regina
             location in the Faneuil Hall
             Marketplace, Boston,
             Massachusetts (downstairs)

       (f)   Lease dated June 9, 1980                 A-10(f)*
             (together with an assignment
             thereof dated March 11, 1991)
             between Ocean, Inc. and
             Braintree Property Associates
             Limited Partnership regarding a
             Pizzeria Regina location in the
             South Shore Plaza, Braintree,
             Massachusetts

       (g)   Lease dated March 6, 1984                A-10(g)*
             (together with an amendment
             thereto dated September 13,
             1991) between Bel Canto
             Restaurants, Inc. and the
             Wellesley Realty Trust
             regarding a Bel Canto location
             in Wellesley, Massachusetts

       (h)   Lease dated January 12, 1988             A-10(h)*
             (together with amendments
             thereto dated August 31, 1988
             and September 13, 1991 and an
             assignment thereof dated
             September 13, 1991) between Bel
             Canto Restaurants, Inc. and the
             1709 Mass Avenue Nominee Trust
             regarding a Bel Canto location
             in Lexington, Massachusetts

       (i)   Lease dated October 23, 1990             A-10(i)*
             (together with an amendment
             thereto dated June 19, 1992)
             between Capucino's Boston IV,
             Inc. and Circuit City Stores,
             Inc. regarding a Capucino's
             location in Framingham,
             Massachusetts

       (j)   Lease dated February 8, 1972             A-10(j)*
             (together with an amendment
             thereto dated July 10, 1973 and
             an assignment thereof dated May
             31, 1977) and March 11, 1982
             (together with an amendment
             thereto dated March 11, 1982)
             between Capucino's, Inc. and
             Ben-Har Properties Realty Trust
             regarding a Capucino's location
             in Brookline, Massachusetts

       (k)   Lease dated August 19, 1992              A-10(k)*
             between Capucino's of Saugus,
             Inc. and the Yen H. Tow Realty
             Trust regarding a Capucino's
             location in Saugus,
             Massachusetts

       (l)   Lease dated August 2, 1990               A-10(l)*
             between Capucino's Cambridge,
             Inc. and LEST Corporation
             regarding a Capucino's location
             in Cambridge, Massachusetts

       (m)   Lease dated October 20, 1986             A-10(m)*
             (together with an amendment
             thereto dated September 10,
             1991) between PRI and Portland
             Causeway Realty Trust regarding
             the Registrant's principal
             executive offices in Boston,
             Massachusetts

       (n)   Lease dated August 1, 1993               A-(10)n*
             between Polcari Enterprises,
             Inc. and the E.J.H. Realty
             Trust regarding the
             Registrant's warehouse located
             in Somerville, Massachusetts

       (o)   Lease dated October 14, 1986             A-10(o)*
             between Polcari Enterprises,
             Inc. and Costa Fruit & Produce
             Co., Inc. regarding the
             Registrant's commissary located
             in Charlestown, Massachusetts

       (p)   Lease dated June 30, 1995                G-10(p)*
             between Berlin Properties
             Limited Partnership and Ocean,
             Inc. regarding a Pizzeria
             Regina location in the Solomon
             Pond Mall, Berlin and
             Marlborough, Massachusetts

       (q)   Lease dated May 10, 1994                 G-10(q)*
             between Bellwether Properties
             of Massachusetts, L.P. and
             Ocean, Inc. regarding a
             Pizzeria Regina location in the
             Burlington Mall, Burlington,
             Massachusetts

       (r)   Employment Agreement between             A-10(p)* **
             the Registrant and George R.
             Chapdelaine

       (s)   Form of 1994 Nonemployee                 A-10(q)* **
             Director Stock Option Plan

       (t)   Form of 1994 Combination Stock           A-10(r) * **
             Option Plan

       (u)   Agent Borrowing Agreement by             A-10(s)*
             and among PRI and other
             subsidiaries of the Registrant
             and BayBank dated February 8,
             1991, as amended on April 29,
             1994

       (v)   $1,038,666 Commercial Note               A-10(t)*
             between PRI and BayBank dated
             February 8, 1991 as amended on
             April 29, 1994.

       (w)   $275,000 Commercial Note                 A-10(u)*
             between PRI and BayBank dated
             February 8, 1991, as amended on
             April 29, 1994

       (x)   Master Note in favor of BayBank          A-10(v)*
             issued by PRI on April 29, 1994

       (y)   Form of Guaranty of the                  A-10(w)*
             Registrant in favor of BayBank

       (z)   Form of Guaranty of George R.            A-10(x)*
             Chapdelaine in favor of BayBank

      (aa)   Form of Guaranty of John P.              A-10(y)*
             Polcari in favor of BayBank

      (bb)   Stock Purchase Warrant issued            A-10(z)*
             to Corning Partners IV L.P. on
             April 29, 1994

      (cc)   $500,000 Subordinated debenture          A-10(aa)*
             of the Registrant issued to
             Corning Partners IV, L.P. on
             April 29, 1994

      (dd)   Form of Indemnification                  A-10(bb)* **
             Agreement with each of the
             directors and certain officers
             of the Registrant

      (ee)   Incentive Stock Option Plan              B-10(h)* **

      (ff)   Non-Employee Director's Stock            C-10(h)* **
             Option Plan

      (gg)   Form of Stock Option Agreement           D-10(h)
             between the Registrant and each
             of James I. Maruna, W. Rex
             Seley and Richard J. Reeves

      (hh)   Severance Agreement between the          E-10(p)* **
             Registrant and James I. Maruna

      (ii)   Amendment to Employment                  A-(hh)* **
             Agreement between the
             Registrant and George R.
             Chapdelaine

      (jj)   $500,000 Note, dated December            H-10.01*
             28, 1995, issued by Boston
             Restaurant Associates, Inc. in
             favor of Haymarket Co-Operative
             Bank

      (kk)   Condominium Mortgage-Security            H-10.02*
             Agreement, dated December 28,
             1995, issued by George R.
             Chapdelaine, Trustee of BRA
             Nominee Trust, in favor of
             Haymarket Co-Operative Bank

      (ll)   Loan and Security Agreement,             H-10.03*
             dated December 28, 1995,
             between Boston Restaurant
             Associates, Inc. and Haymarket
             Co-Operative Bank

      (mm)   Guaranty of Ocean, Inc.,                 H-10.04*
             Polcari Enterprises, Inc.,
             Pizzeria Regina, Inc., Capucino
             Boston IV, Inc., Fantail
             Restaurant, Inc., Capucino's,
             Inc., Bel Canto Restaurant,
             Inc., and Capucino's of Saugus,
             Inc., dated December 28, 1995,
             in favor of Haymarket Co-
             Operative Bank

      (nn)   Guaranty of George R.                    H-10.05*
             Chapdelaine, individually and
             as trustee of the BRA Nominee
             Trust, dated December 28, 1995,
             in favor of Haymarket Co-
             Operative Bank

      (oo)   Guaranty of John P. Polcari,             H-10.06*
             Jr., dated December 28, 1995,
             in favor of Haymarket Co-
             Operative Bank

      (pp)   Form of Option granted to Mr.            H-10.07*
             Chapdelaine and Mr. Polcari in
             consideration of their
             guaranties of BRA's the
             obligations of Boston
             Restaurant Associates, Inc.
             under its credit facility

      (qq)   Lease dated July 24, 1996                Filed Herewith
             between Faneuil Hall
             Marketplace, Inc. and Fantail
             Restaurant, Inc. regarding a
             Pizzeria Regina location in the
             Faneuil Hall Marketplace Area,
             Boston, Massachusetts

      (rr)   $350,000 Note, dated April 19,           Filed Herewith
             1996, issued by Boston
             Restaurant Associates, Inc. in
             favor of Haymarket Co-Operative
             Bank

      (ss)   $500,000 Note, dated July 26,            Filed Herewith
             1996, issued by Boston
             Restaurant Associates, Inc. in
             favor of Haymarket Co-Operative
             Bank

      (tt)   Equipment Lease dated July 26,           Filed Herewith
             1996 between HCB Corporation
             and Ocean, Inc. regarding
             certain equipment at a Pizzeria
             Regina location in the Solomon
             Pond Mall, Berlin and
             Marlborough, Massachusetts

      21     Subsidiaries of the Registrant           A-21*

      23     Consent of BDO Seidman, LLP              Filed Herewith

      27     Financial Data Schedule                  Filed Herewith

     A Incorporated by reference to the Company's registration statement on Form SB-2
             (Registration No. 33-81068). The number set forth herein is the number of the Exhibit in said registration statement

     B Incorporated by reference to the Company's registration statement on Form S-1 (File No.
             33-31748). The number set forth herein is the number of the Exhibit in said registration statement

     C Incorporated by reference to the Company's annual report on Form 10-K for the year ended
             April 30, 1991. The number set forth herein is the number of the Exhibit in said annual report

     D Incorporated by reference to the Company's transition report on Form 10-K for the seven months ended April 30, 1990. The number set forth herein is the number of the Exhibit in said transition report

     E Incorporated by reference to the Company's annual report on Form 10-K for the year ended
             April 30, 1993. The number set forth herein is the number of the Exhibit in said annual report

     F Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended April 30, 1994. The number set forth herein is the number of the Exhibit in said annual report

     G Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended April 30, 1995. The number set forth herein is the number of the Exhibit in said annual report

     H Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended January 28, 1996. The number set forth herein is the number of the Exhibit in said quarterly report

    * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange
             Commission, which documents are hereby
             incorporated by reference

    **       Management Contract or Compensatory Plan or
             Arrangement
____________

(b) REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K during fiscal 1996.

                                   SIGNATURES

                  In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BOSTON RESTAURANT ASSOCIATES, INC.


Date: August 8, 1996                By: /s/ George R. Chapdelaine
                                            George R. Chapdelaine, President

                  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         SIGNATURE                            DATE


              /s/ George R. Chapdelaine                 August 8, 1996
                  George R. Chapdelaine, Chief
                  Executive Officer, President, Chief
                  Financial Officer and Director


              /s/ John P. Polcari                       August 8, 1996
                  John P. Polcari, Jr.,
                  Treasurer and Director


              /s/ Joseph J. Caruso                      August 8, 1996
                  Joseph J. Caruso, Director


              /s/ Richard J. Reeves                     August 8, 1996
                  Richard J. Reeves, Director


              /s/ Terrance A. Smith                     August 8, 1996
                  Terrance A. Smith, Director


#505106 v1 - WHITECA - @tqq01!.DOC - 9172/1

                                                         Boston Restaurant
                                                          Associates, Inc.
                                                          and Subsidiaries







                        Consolidated Financial Statements
                                            Years Ended April 28, 1996 and
                                                            April 30, 1995

                       Boston Restaurant Associates, Inc.
                                        and Subsidiaries

                           Index to Financial Statements







   Report of Independent Certified Public Accountants              F-2

   Consolidated Financial Statements:

     Balance sheets                                         F-3 to F-4

     Statements of operations                                      F-5

     Statements of stockholders' equity                            F-6

     Statements of cash flows                                      F-7

     Summary of accounting policies                        F-8 to F-10

     Notes to consolidated financial statements           F-11 to F-25

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Boston Restaurant Associates, Inc.


We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 28, 1996 and April 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 28, 1996 and April 30, 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                BDO Seidman, LLP


Boston, Massachusetts
June 20, 1996, except for
the second paragraph of Note
4, which is as of July 26, 1996

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

                              Consolidated Balance Sheets





                                                    April 28,      April 30,
                                                      1996           1995
============================================================================
Assets (Note 4)

Current:
   Cash and cash equivalents                        $ 159 564   $    688 978
   Accounts receivable                                 65 079         98 312
   Inventories (Note 1)                               232 427        347 821
   Prepaid expenses and other                          66 609        125 526
- - ----------------------------------------------------------------------------
     Total current assets                             523 679      1 260 637
- - ----------------------------------------------------------------------------

Property and equipment (Note 12):
   Building                                           512 500        512 500
   Leasehold improvements                           2 759 369      3 220 816
   Equipment, furniture and fixtures                1 995 784      2 556 439
- - ----------------------------------------------------------------------------

                                                    5 267 653      6 289 755

     Less accumulated depreciation
      and amortization                              2 527 972      2 902 726

     Net property and equipment                     2 739 681      3 387 029


Other assets (Notes 2 and 12)                         752 624      1 519 468


                                                   $4 015 984     $6 167 134
- - ----------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

                              Consolidated Balance Sheets
                                              (Continued)




                                                         April 28,      April 30,
                                                           1996           1995
=================================================================================
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable (Note 12)                           $  885 791     $  751 137
   Accrued expenses (Notes 3 and 12)                     1 021 641        582 939
   Current maturities (Notes 4, 5 and 6):
     Long-term debt                                        144 836            971
     Notes payable - stockholder                             4 038          3 822
     Subordinated debentures                                84 000        200 000
- - ---------------------------------------------------------------------------------

       Total current liabilities                         2 140 306      1 538 869

Long-term obligations:
   Long-term debt, less current maturities (Note 4)        474 414              -
   Notes payable - stockholder, less current
    maturities (Note 5)                                    130 072        134 108
   Deferred rent (Note 9)                                   60 871        175 936
- - ---------------------------------------------------------------------------------
       Total liabilities                                 2 805 663      1 848 913
- - ---------------------------------------------------------------------------------
Commitments and contingencies (Notes 4, 6, 9 and 10)

Stockholders' equity (Notes 5, 6, 10, 11 and 13):
   Common stock, $.01 par value, 25,000,000
    shares authorized; 5,015,293 shares issued              50 150         50 150
   Additional paid-in capital                            8 953 788      8 953 788
   Accumulated deficit                                  (7 793 617)    (4 685 717)
- - ---------------------------------------------------------------------------------
       Total stockholders' equity                        1 210 321      4 318 221
- - ---------------------------------------------------------------------------------
                                                       $ 4 015 984    $ 6 167 134
=================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

                    Consolidated Statements of Operations




                                                       April 28,        April 30,
Years ended                                              1996             1995
- - ---------------------------------------------------------------------------------
Net sales                                            $10 864 418      $13 066 101
- - ---------------------------------------------------------------------------------
Costs and expenses:
   Cost of food, beverages and liquor                  2 618 187        3 264 286
   Other operating expenses                            7 287 378        8 417 733
   General and administrative                          1 996 752        1 544 540
   Depreciation and amortization                         635 378          848 564
   Loss from valuation of assets impaired, assets to
    to be disposed of and restaurant closures
    (Note 12)                                          1 355 034        1 447 775
- - ---------------------------------------------------------------------------------
     Total costs and expenses                         13 892 729       15 522 898
- - ---------------------------------------------------------------------------------

Operating loss                                        (3 028 311)      (2 456 797)

Interest expense, net of interest income of
 $5,305 and $61,285 in 1996 and 1995, respectively        29 185          182 679

Other (income) expense, net (Note 7)                      50 404           (8 237)

Net loss                                             $(3 107 900)     $(2 631 239)
=================================================================================

Net loss per share (Note 14)                                (.62)            (.65)
=================================================================================

Weighted average number of common and
 dilutive common equivalent shares outstanding         5 015 293        4 029 079
=================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             Boston Restaurant Associates, Inc.
                                                               and Subsidiaries

                                        ated Statements of Stockholders' Equity




                                                 Common Stock
                                                $.01 Par Value       Additional                    Total
Years ended                                                           Paid-In     Accumulated    Stockholders'
April 28, 1996 and April 30, 1995            Shares        Amount     Capital      Deficit          Equity
==============================================================================================================
Balance, April 30, 1994                   2 334 313       $23 343    $4 931 483   $(2 054 478)    $  2 900 348

   Issuance of common stock
    upon conversion of
    stockholders' debt (Note 5)             118 670         1 187       481 313             -          482 500

   Issuance of fractional shares
    in connection with 1 for 10
    reverse stock split                         310             -             -             -                -

   Sale of common stock, net of
    expenses (Note 13)                    2 562 000        25 620     3 540 992             -        3 566 612

   Net loss for the year                          -             -             -    (2 631 239)      (2 631 239)
- - --------------------------------------------------------------------------------------------------------------
Balance, April 30, 1995                   5 015 293        50 150     8 953 788    (4 685 717)       4 318 221

   Net loss for the year                          -             -             -    (3 107 900)      (3 107 900)
- - --------------------------------------------------------------------------------------------------------------
Balance, April 28, 1996                   5 015 293       $50 150    $8 953 788   $(7 793 617)    $  1 210 321
==============================================================================================================


See accompanying summary of accounting policies and notes to consolidated financial statements.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries


                    Consolidated Statements of Cash Flows
                                                (Note 11)



                                                                   April 28,      April 30,
Years ended                                                          1996           1995
===========================================================================================
Cash flows from operating activities:
  Net loss                                                       $(3 107 900)   $(2 631 239)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    (Gain) loss on disposal of fixed assets                           46 477           (600)
    Depreciation and amortization                                    635 378        848 564
    Loss from valuation of assets impaired, assets to be
     disposed of and restaurant closures                           1 355 034      1 447 775
    Interest expense from subordinated debenture warrants                  -        147 000
    Changes in operating assets and liabilities:
      Accounts receivable                                             33 233        (50 475)
      Inventories                                                    108 394        (19 718)
      Prepaid expenses and other                                         749         14 497
      Other assets                                                   (13 025)      (152 547)
      Accounts payable                                               134 654         65 630
      Accrued expenses                                               174 302       (236 151)
      Deferred rent                                                      138          6 444
- - -------------------------------------------------------------------------------------------
         Net cash used for operating activities                     (632 566)      (560 820)
- - -------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                              (661 054)    (1 193 027)
  Proceeds from sales of fixed assets                                265 747            600
  Maturity of certificate of deposit restricted as to use                  -        300 000
- - -------------------------------------------------------------------------------------------
         Net cash used for investing activities                     (395 307)      (892 427)
- - -------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                           619 250              -
  Repayments of long-term debt                                          (971)    (1 166 612)
  Repayments of stockholder loans                                     (3 820)        (3 615)
  Repayments of subordinated debentures                             (116 000)      (500 000)
  Proceeds from sale of common stock, net of expenses                      -      3 566 612
- - -------------------------------------------------------------------------------------------
         Net cash provided by financing activities                   498 459      1 896 385
- - -------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (529 414)       443 138

Cash and cash equivalents, beginning of year                         688 978        245 840

Cash and cash equivalents, end of year                               159 564        688 978
===========================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

                           Summary of Accounting Policies





Nature of Business
and Basis of            The Company is engaged in the restaurant business.
Presentation            As  of April 28, 1996, the Company operated eight pizza
                        and two casual Italian dining restaurants, one of which is being held for sale. Another of the Company's restaurant locations has been closed since June, 1995 and is also being held for sale (see Note 12). As of April 30, 1995, the Company operated seven pizza and six casual Italian dining restaurants, one of which was closed May, 1995 (see Note 12).

                        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year             The Company's fiscal year ends on the last Sunday
                        in April. Fiscal 1996 and 1995 both included 52 weeks.

Use of Estimates        The preparation of financial statements in conformity
                        with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories             Inventories are valued at the lower of cost
                        (first-in, first-out) or market.

Property and            Property and equipment are stated at cost.  Depreciation
Equipment               is computed using accelerated and straight-line methods
                        over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the length of the lease, including anticipated renewal periods, whichever is shorter.

Other Assets

    Goodwill Goodwill resulting from the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 20 years. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

                           Summary of Accounting Policies





Other Assets (Continued)

    Goodwill (Continued)recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated future operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill. During fiscal 1996 and 1995, goodwill was reduced due to the Company's determination that impairments had occurred (see Note 12).

    Deferred            Costs incurred in connection with obtaining financing
    Financing Costs     are amortized over the terms of the related debt.

    Pre-Opening Costs   All nonrecurring costs, such as recruiting,
                        training and other initial direct administrative expenses associated with the opening of new restaurant locations are expensed as incurred.

Taxes on Income         The Company accounts for income taxes under the asset
                        and liability method pursuant to Statement of Financial
                        Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash Equivalents        For purposes of the statements of cash flows, the
                        Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                       Boston Restaurant Associates, Inc.
                                        and Subsidiaries

                         Summary of Accounting Policies





Net Loss Per Share      Net loss per share is based on the weighted average
                        number of common and dilutive common equivalent shares outstanding. Common stock equivalents in the form of stock options and warrants are also considered in the computation.

Stock Split             In June 1994, the Company effected a 1 for 10 reverse
                        stock split. All net loss per share information and common stock information presented in the accompanying consolidated financial statements and notes to consolidated financial statements reflect this stock split.

New Accounting          Effective May 1, 1994, the Company adopted SFAS No. 121,
Standards               "Accounting for the Impairment of Long-Lived Assets and
                        for Long-Lived Assets to be Disposed of". The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured (see Note 12).

                        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted. Adoption of SFAS No. 123 is required no later that the Company's fiscal year ending April 27, 1997. The disclosure requirements of SFAS No. 123 are effective for financial statements for financial years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its financial statements for its fiscal year ending April 27, 1997.

Reclassifications       Certain reclassifications have been made to the 1995
                        financial statements to conform to the 1996 presentation.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements





1.  Inventories         Inventories consist of the following:

                                                            April 28,   April 30,
                                                              1996        1995
                        =========================================================
                        Food, beverages and liquor           $131 098    $185 667
                        Paper goods and supplies              101 329     162 154
                        ---------------------------------------------------------
                        Total                                $232 427    $347 821
                        =========================================================


2.  Other Assets        Other assets consist of the following:

                                                            April 28,   April 30,
                                                              1996        1995
                        =========================================================
                        Goodwill                             $765 133  $1 459 090
                        Favorable lease                        41 590      41 590
                        Security and other deposits            31 762      81 375
                        Deferred financing costs               13 015      38 363
                        Other                                       -       2 921
                        ---------------------------------------------------------

                                                              851 500   1 623 339

                        Less accumulated amortization          98 876     103 871
                        ---------------------------------------------------------
                        Total                                $752 624  $1 519 468
                        =========================================================

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements




3.  Accrued Expenses    Accrued expenses consist of the following:


                                                                      April 28,             April 30,
                                                                        1996                  1995
                        ==============================================================================
                        Reserves for store closures (Note 12)          $   263 599           $ 99 946
                        Compensation                                       226 015            194 821
                        Reserve for legal contingencies (Note 9)           200 000                  -
                        Taxes other than income taxes                      117 534            112 906
                        Professional fees                                   84 484             61 414
                        Insurance                                           41 708             19 476
                        Gift certificates                                   31 694             26 183
                        Interest                                             5 576                252
                        Other                                               51 031             67 941
                        -----------------------------------------------------------------------------
                        Total                                           $1 021 641           $582 939


4.  Long-Term Debt      Long-term debt consists of the following:

                                                                      April 28,             April 30,
                                                                        1996                  1995
                        ==============================================================================
                        Note payable to a bank, interest at prime
                         plus 2% (10.25% at April 28, 1996),
                         payable in monthly installments of
                         $8,333 plus interest, due April, 2001.          $500 000            $     -

                        Note payable to a bank, interest at
                         12.0%, payable in monthly principal and
                         interest installments of $7,786, due June,
                         2001.                                            119 250                  -

                        Note payable - other                                    -                971
                        -----------------------------------------------------------------------------
                        Total                                             619 250                971

                        Less current maturities                           144 836                971
                        -----------------------------------------------------------------------------
                        Long-term debt                                   $474 414           $      -
                        ==============================================================================


                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements




4.  Long-Term Debt      The notes payable to a bank are collateralized by
    (Continued)         substantially all of the Company's assets, excluding
                        real estate, and are personally guaranteed by both the Company's President and Treasurer.

                        Subsequent to April 28, 1996, the Company amended the 12% note and borrowed an additional $380,750. The terms of the amended note include interest at 12%, payable in monthly installments of $8,333 plus interest, due July, 2001.

                        In connection with their guarantees of the notes payable, the Company issued warrants to purchase 178,500 shares of the Company's common stock to both the Company's President and Treasurer. The Company also issued warrants to purchase a total of 42,500 shares of the Company's common stock to the bank in connection with the issuance of the notes payable (see Note 10). The value of these warrants was not material as of their issuance dates. A member of the Company's Board of Directors also serves as a member of the bank's Board of Directors.

                        Maturities of the notes payable are as follows:

                        Fiscal year ending                 Amount
                        =========================================
                        1997                             $144 836
                        1998                              160 038
                        1999                              114 376
                        2000                              100 000
                        2001                              100 000
                        -----------------------------------------
                        Total                            $619 250
                        =========================================

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements




5.  Notes Payable -
    Stockholder         Notes payable - stockholder consists of two notes, with
                        interest at 7.18% and 8%, payable in aggregate monthly installments of principal and interest of $810, maturing
                        January, 2017.

                        Maturities of the stockholder notes are as follows:

                        Fiscal year ending                  Amount
                        ==========================================
                        1997                             $   4 038
                        1998                                 4 261
                        1999                                 4 494
                        2000                                 4 739
                        2001                                 4 993
                        Thereafter                         111 585
                        ------------------------------------------
                        Total                             $134 110
                        ==========================================

                        Effective June 24, 1994, the Company's outstanding indebtedness to the holders of certain notes payable, having an aggregate principal balance of $482,500, were converted into 118,670 common shares of the Company. Had this conversion taken place as of May 1, 1994, the net loss per share for the year ended April 30, 1995 would have remained at $(.65).


6.  Subordinated        On April 29, 1994, the Company issued a subordinated
    Debentures          debenture to an unaffiliated investor in the aggregate
                        principal amount of $500,000, bearing interest payable quarterly at prime plus 2% (8.75% at April 30, 1994).
                        In October, 1994, the Company repaid the subordinated debenture. In conjunction with the issuance of the subordinated debenture, the Company issued a stock purchase warrant valued at $147,000 entitling the holder to purchase 210,000 shares of the Company's common stock. This amount was recorded as a discount in the valuation of the debenture and as interest expense upon the repayment.

                        The stock purchase warrant entitles the holder to purchase 210,000 shares of common stock at an exercise price equal to $2.00 per share. The warrant is currently exercisable and expires April 29, 1999.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements




6.  Subordinated
    Debentures          Subordinated debentures outstanding at April 28,
    (Continued)         1996 and April 30, 1995 consist of convertible
                        subordinated debentures bearing interest at 10% payable quarterly and convertible into the Company's common stock at a conversion rate of $5.00 per share. The
                        Company can redeem the convertible debentures under certain conditions, as defined. The debentures were due in January 1996, however, the maturity date and payment schedule of these debentures have been extended, with outstanding principal and interest thereon to be paid in periodic installments through October 1996.


7.  Other (Income)      Other (income) expense, net consists of the following:
    Expense, Net

                                                                             April 28,   April 30,
                        Years ended                                            1996        1995
                        ==========================================================================
                        Other (income) expense                                 3 927    $(7 637)
                        (Gain) loss on disposal of fixed assets               46 477       (600)
                        --------------------------------------------------------------------------
                        Total                                                $50 404     $(8 237)
                        ==========================================================================


8. Taxes on Income      At April 28, 1996, the Company has the following net
                        operating loss carryforwards, subject to review by the Internal Revenue Service, available to offset future taxable income for Federal income tax purposes as indicated:


                                                                                       Expiration
                                                                           Amount         Dates
                        =========================================================================
                        Net operating losses purchased in a 1994
                         acquisition, whose use is limited              $2 918 000      2004-2009

                        Boston Restaurant Associates, Inc. net
                         operating losses incurred before and
                         after acquisition and available for
                         immediate offset against taxable income         3 547 000      1998-2011

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements




8.  Taxes on Income     Deferred tax assets are comprised of the following:
    (Continued)


                                                                         April 28,        April 30,
                                                                           1996             1995
                        ===========================================================================
                        Deferred tax assets:
                          Net operating loss carryforwards             $ 2 198 000      $ 2 165 500
                          Losses on store closures and
                           write-downs not yet deductible
                           for tax purposes                                459 000          500 000
                          Reserves and accruals not yet
                           deductible for tax purposes                      80 000                -
                          Valuation allowance                           (2 737 000)      (2 665 500)
                         ---------------------------------------------------------------------------
                            Net deferred tax assets                              -                -
                        ===========================================================================

                        A reconciliation of the statutory federal income tax rate (benefit) and the effective tax rate as a percentage of income (loss) before taxes on income is as follows:

                                                                            April 28,        April 30,
                        Years ended                                           1996             1995
                        ===========================================================================
                        Statutory rate (benefit)                             (34.0)%          (34.0)%
                        Operating losses generating
                         no current tax benefit                               34.0             34.0
                         ---------------------------------------------------------------------------
                        Effective tax rate                                       -%               -%
                        ===========================================================================




9.  Commitments and
    Contingencies

    Operating Leases    The Company is obligated under noncancellable operating
                        leases for its leased restaurant locations and office, commissary and warehouse space. Lease terms range from five to twenty years and in certain instances provide options to extend the original term. Generally, the Company is required to pay its proportionate share of real estate taxes, insurance, common area and other operating costs in addition to annual base rent.
                        Substantially all restaurant leases provide for contingent rentals based on sales in excess of specified amounts.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements




9.  Commitments and
    Contingencies
    (Continued)

    Operating Leases    Deferred rent liabilities of $60,871 and $175,936 as of
    (Continued)         April 28, 1996 and April 30, 1995, respectively, were
                        recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

                        Aggregate minimum rental requirements under these leases as of April 28, 1996, are approximately as follows:

                                                            Total
                        Fiscal year ending                Commitment
                        =============================================
                        1997                              $1 387 000
                        1998                               1 293 000
                        1999                                 906 000
                        2000                                 901 000
                        2001                                 901 000
                        Thereafter                         3 006 000
                        ---------------------------------------------
                        Total                             $8 394 000
                        =============================================

                        Rent expense under all operating leases was approximately $1,497,000 and $1,373,000, which included contingent rentals of approximately $10,000 and $31,000 in 1996 and 1995, respectively.

    Lease Guarantees    In connection with the sale of two restaurants to
                        non-affiliated third-parties, the Company is a guarantor of the lease payments under the leases assumed by the buyers. These leases expire in fiscal 1997 and 2001.
                        At April 28, 1996, the Company is contingently liable for approximately $884,000 under the guarantees. The
                        Company is of the opinion that the buyers of these two locations will be able to perform under the terms of the respective lease agreements and that no payments will be required or losses will be incurred by the Company under the guarantees.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

                Notes to Consolidated Financial Statements



9.  Commitments and
    Contingencies
    (Continued)

    Employment
    Agreement and       The Company has an employment agreement with its
    Guaranty            President, which expires April 29, 1999.  In addition
                        to a base salary, adjusted annually for cost-of-living changes and an annual bonus, the agreement provides for a performance bonus, as defined. The commitment for future compensation, excluding the performance bonus amounts to $200,000 per year. The employment agreement further provides that upon the termination of the President for reasons, as defined, the President will agree not to compete with the Company for a three year period and the Company will continue to pay the President's then current base salary and annual bonus for three years effective at the date of such termination. The Company has also guaranteed personal bank borrowings of its President in the amount of $46,312.

Litigation              The Company is involved in various legal matters
                        in the ordinary course of its business. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to the Company. The Company has established a reserve of $200,000 at April 28, 1996 (see Note 3) for matters that are probable and reasonably estimable. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position of the Company.


10. Stock Options       At April 28, 1996, outstanding options consist of the
    and Warrants        following:

                        The Company has an Employee Stock Option Plan (the "Employee Plan") and a Directors' Stock Option Plan (the "Directors' Plan") which was assumed by the Company in connection with a fiscal 1994 acquisition. Under both the Employee and Directors' Plans, options are granted at the fair market value on the date of the grant and are exercisable in part beginning one year after the grant date and ending six years from the grant date under the Employee Plan and five years after the grant date under the Directors' Plan.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements





10. Stock Options
    and Warrants        In July, 1994, the Company's stockholders approved the
    (Continued)         1994 Combination Stock Option Plan (the "1994
                        Combination Plan") and the 1994 Non-Employee Director
                        Stock Option Plan (the "1994 Director Plan"), which replace the previously existing Employee and Directors'
                        Plans.

                        The 1994 Combination Plan provides for the grant of incentive stock options intended to qualify under the requirements of the Internal Revenue Code and options not qualified as incentive stock options. Incentive stock options may only be granted to employees of the Company. Non-employees contributing to the success of the Company are eligible to receive non-qualified stock options. The 1994 Combination Plan is to be administered by a Committee designated by the Board of Directors. Options under the 1994 Combination Plan may not be granted after July 2004 and the exercise price shall be at least equal to the fair market value of the common stock at the grant date.

                        Incentive stock options may be granted to holders of more than 10% of the Company's common stock at an exercise price of at least 110% of the fair market value of the Company's common stock at the grant date. The terms of the options granted are to be determined by the Committee, but in no event shall the term of any incentive stock option extend beyond three months after the time a participant ceases to be an employee of the Company. No options may be exercised more than five years after the date of the grant for 10% stockholders, or ten years after the date of grant for all other participants. A total of 125,000 shares of common stock have been reserved for issuance under the 1994 Combination Plan.

                        The 1994 Director Plan provides for the granting to each eligible non-employee director of the Company an option to purchase 5,000 shares of the Company's common stock. Options granted under the 1994 Director Plan become exercisable over a five year period at an exercise price equal to the fair market value of the Company's common stock at the grant date and expire ten years from the grant date. A total of 30,000 shares have been reserved for issuance under the 1994 Director Plan.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements





10. Stock Options
    and Warrants        During fiscal 1996, the Company issued options to the
    (Continued)         Company's President and Treasurer to purchase an
                        aggregate of 357,000 shares of the Company's common stock, in connection with their guarantees of certain notes payable (see Note 4). Options for an aggregate of 210,000 shares are exercisable at $0.94 per share and expire December 16, 2000. The remaining options for an aggregate of 147,000 shares are exercisable at $0.88 per share and expire April 19, 2001.

                        Changes in options outstanding under the Employee and Directors' Plans, the 1994 Plans and options issued in connection with the guarantee of certain debt by the Company's President and Treasurer are summarized as follows:

                                                                              Option Price
                                                            Shares              Per Share
                        ====================================================================

                        Balance, May 1, 1994                41 380            $3.44 -$26.30
                        Granted                             15 000             1.56 -  2.44
                        Exercised                                -                        -
                        Cancelled or expired               (17 900)            3.44 - 26.30
                        --------------------------------------------------------------------
                        Balance, April 30, 1995             38 480             1.56 - 13.30
                        Granted                            432 000             0.88 -  0.94
                        Exercised                                -                        -
                        Cancelled or expired               (43 500)            0.94 - 13.30
                        --------------------------------------------------------------------
                        Balance, April 28, 1996            426 980            $0.88 -  7.00
                        ====================================================================

                        As of April 28, 1996, options for 375,230 shares are exercisable at prices ranging from $0.88 to $7.00.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements





10. Stock Options
    and Warrants        At April 28, 1996, warrants and units outstanding,
    (Continued)         all of which are exercisable, consist of the following:

                        (a) Warrant for the purchase of 210,000 shares of common stock, at an exercise price of $2.00 per share expiring April 1999 (see Note 6).

                        (b) Warrants to purchase 1,708,000 shares of common stock at a purchase price of $2.80 per share through March 7, 1997 or at a purchase price of $3.20 per share from March 8, 1997 through September 7, 1999, issued in connection with the Company's September 7, 1994 public offering (see
                             Note 13).

                        (c) Warrants to purchase 75,000 units (375,000 shares) at prices ranging from $2.80 to $3.20 per share, expiring September 7, 1999, issued in connection with the Company's September 7, 1994 public offering (see Note 13).

                        (d) Warrants to purchase 25,000 and 17,500 shares of common stock at a purchase price of $2.00 per share through June 28, 1998 and October 19, 1998, respectively, or at a purchase price of $2.80 per share from June 29, 1998 through December 28, 2000 and October 20, 1998 through April 19, 2001, respectively, issued to the bank in connection with the issuance of the notes payable (see Note 4).

                        The convertible subordinated debentures with an outstanding balance of $84,000 at April 28, 1996 are convertible into common shares at a conversion price of $5.00 per share (see Note 6).

                        There were 2,851,750 shares reserved with respect to the above options, warrants, convertible debentures and the anti-dilution provisions related to a fiscal 1994 acquisition at April 28, 1996.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements





10. Stock Options
    and Warrants        During fiscal 1996 and 1995, the following units,
    (Continued)         warrants and options expired:

                        (a) Options to purchase 45,000 shares of common stock at $16.70 per share.

                        (b) Options to purchase 36,400 shares of common stock at prices ranging from $3.44 to $26.30 per share granted under the Employee and Directors' Plans.

                        (c) Options to purchase 25,000 shares of common stock at $0.94 per share granted under the 1994 Combination Plan.

                        (d) Warrants for the purchase of 8,658 shares of common stock at $8.70 per share.

                        (e) Warrants for the purchase of 255,580 shares of common stock at $27.50 per share.

                        (f) A unit purchase option granted to purchase 11,223 units at $53.46 per unit. Each unit was comprised of 3 shares of common stock and 3 Class A Warrants. Each Class A Warrant entitled the holder to purchase 1 share of common stock and 1 Class B Warrant for an aggregate purchase price of $18.75. The Class B Warrant entitled the holder to purchase 1 share of common stock at a purchase price of $27.50.

                        (g) Warrants for the purchase of 31,500 shares of common stock at $8.70 per share.

                        (h) Warrants for the purchase of 6,000 shares of common stock at $5.00 per share.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements



11. Supplemental Cash   Cash paid for interest and income taxes are as follows:
    Flow Information

                                                      April 28,     April 30,
                        Years ended                     1996          1995
                        ========================================================
                        Interest                       $29 166       $87 964

                        Income taxes                         -             -

                        During fiscal 1995, additional common stock was issued upon conversion of indebtedness to stockholders consisting of $482,500 in principal (see Note 5).


12. Assets Impaired,    Charges included in the results of operations of
    Assets to be        $1,355,034 in fiscal 1996 and $1,447,775 in fiscal
    Disposed of and     1995 are summarized as follows:
    Restaurant
    Closures

                           (a) As of April 28, 1996, the  Company intends to
                               sell two of its existing casual Italian dining restaurants. One of these restaurants has been closed since June, 1995, while the other is currently being operated.

                            (1) A charge of $1,049,835 for the closed restaurant
                                is included in the results of operations for the year ended April 28, 1996 for the write-down to net realizable value of leasehold improvements ($216,000), goodwill ($635,000) and other assets ($96,000) and an accrual for buy-out of the lease ($102,000). The consolidated balance sheet at April 28, 1996 includes assets, principally leasehold improvements, with a value equal to the gross expected selling price of $265,000, and liabilities of $240,000, principally accrued broker and legal fees, an accrual for the payment of four months rent and an accrual for buy-out of the lease related to the closure.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

               Notes to Consolidated Financial Statements


                            (2) Charges of $159,228 and $103,835 are included
                                in the results of operations for the years ended
12. Assets Impaired,            April 28, 1996 and April 30, 1995, respectively,
    Assets to be                for the write-down resulting from the impairment
    Disposed of and             of a covenant not-to-compete ($53,000),
    Restaurant                  leasehold improvements ($173,000) and other
    Closures                    assets ($37,000) at the operating restaurant.
    (Continued)

                        (b) A charge of $145,971 is included in the results of
                            operations for the year ended April 28, 1996 for the write-down resulting from the impairment of leasehold improvements at one of the Company's pizza restaurants.

                        (c) A charge of $713,133 is included in the results of
                            operations for the year ended April 30, 1995 for the write-down resulting from the impairment of the leasehold improvements ($14,000), goodwill ($591,000) and a favorable lease ($108,000) at one of the Company's casual Italian dining restaurants. During fiscal 1996, this restaurant was converted to a pizza restaurant.

                        (d) During fiscal 1996, the Company sold one of its
                            casual Italian dining restaurants. A charge of $23,130 is included in the results of operations for the year ended April 30, 1995 resulting principally from the write-down of a covenant not-to-compete.

                        (e) In May 1995, the Company notified the landlord of
                            its Cambridge, Massachusetts restaurant that it was exercising its option to cancel the lease and fulfill its guarantee with the payment of six months rent. On May 26, 1995, the restaurant was closed.

                            A charge of $607,677 is included in the results of operations for the year ended April 30, 1995, resulting principally from the write-down of certain leasehold improvements ($350,000), goodwill ($147,000) and the payment of six months rent ($68,000).

                            The consolidated balance sheet at April 30, 1995 includes assets, principally restaurant equipment, with a net book value of approximately $75,000, to be retained by the Company, and liabilities, principally trade accounts payable and an accrual for the payment of six months rent, of approximately $150,000, related to the closure.

                       Boston Restaurant Associates, Inc.
                                         and Subsidiaries

                Notes to Consolidated Financial Statements




                        The historic and projected cash flows for these
                        restaurants were not sufficient for the Company to
                        recover the historical carrying amount of
12. Assets Impaired,    those assets.  The assets were revalued at their
    Assets to be        estimated fair market value based upon sales of
    Disposed of and     comparable assets in the case of leasehold improvements,
    Restaurant          and at zero for the goodwill, covenant and favorable
    Closures            lease, based upon an estimate of the amount recoverable.
    (Continued)

13. Public Offering     During fiscal 1995, the Company filed a Form SB-2,
                        registration statement, under the Securities Act of 1933 with the Securities and Exchange Commission registering
                        862,500 units (including an underwriters' over-allotment option of 112,500 units) for sale to the public. Each unit consisted of three shares of the Company's common stock and two redeemable common stock purchase warrants.
                        Each warrant entitles the holder to purchase, for a period of five years, one share of common stock at a price of $2.80 for the initial two and one- half years and $3.20 for the remainder of such period. The registration statement was declared effective on September 7, 1994 and a total of 854,000 units were sold. The Company received net proceeds after expenses of approximately $3,567,000.

                        The sale increased common stock outstanding by 2,562,000 shares and increased common shares reserved for the exercise of the warrants by 1,708,000.



14. Supplemental        If the June 24, 1994 stockholder notes payable
    Earnings Per Share  conversion (see Note 5) and the repayment of certain indebtedness had taken place as of May 1, 1994, the net loss per share for the year ended April 30, 1995 would have been $(.55).

                        Supplemental net loss per share of $(.55) for the year ended April 30, 1995 is based upon the weighted average number of shares of common stock that would have been outstanding for the year ended April 30, 1995 had the June 24, 1994 stockholder notes payable conversion taken place as of May 1, 1994, (19,778 shares) (see Note 5), and the sale of the number of shares (at a public offering price of $2.00 per share) sold under the stock offering (see Note 13) which would be necessary to fund the repayment of certain indebtedness of $1,295,000 (344,735 shares) which was repaid with the proceeds of the offering.

                                  EXHIBIT INDEX

Exhibit                                                          Page or
Number                                                          Reference


 2       Stock for Stock Purchase Agreement, as amended, among      A-2*
         Capucino's, Inc., a Delaware corporation, and John
         P. Polcari, Jr. and George R. Chapdelaine, in their capacity as Voting Trustees under that certain
         Amended and Restated Voting Trust Agreement dated
         April 28, 1994

 3(a)    Amended Certificate of Incorporation of the Registrant     A-3(a)*

  (b)    Amended Bylaws of the Registrant                           A-3(b)*

 4(a)    Description of Common Stock (contained in the Amended      A-4(a)*
         Certificate of Incorporation of the Registrant, filed as Exhibit 3(a))

   (b)   Form of Certificate evidencing shares of Common Stock      F-4(b)*

   (c)   Amended and Restated Voting Trust Agreement dated          A-9*
         April 28, 1994, as amended.

 10(a)   Lease dated July 15, 1987 between PRI and the Longwood     A-10(a)*
         Galleria Associates Limited Partnership regarding a
         Pizzeria Regina location in the Longwood Galleria
         Mall, Boston, Massachusetts

    (b)  Lease dated June 15, 1987 (together with an amendment      A-10(b)*
         dated January 23, 1991) between Ocean, Inc. and the
         BRA Nominee Trust regarding a Pizzeria Regina location in the North End of Boston, Massachusetts

    (c)  Lease dated September 9, 1987 between Ocean, Inc. and      A-10(c)*
         Bellwether Properties of Massachusetts Limited
         Partnership regarding a Pizzeria Regina location in the Burlington Mall, Burlington, Massachusetts

    (d)  Lease dated January 19, 1976 (together with amendments     A-10(d)*
         thereto dated April 1, 1980 and November 6, 1987 as well as an amendment and renewal notice dated
         December 7, 1990) between Fantail Restaurant, Inc.
         and Faneuil Hall Market Place, Inc. regarding a
         Pizzeria Regina location in the Faneuil Hall
         Marketplace, Boston, Massachusetts (upstairs)

    (e) Lease dated December 30, 1986 (together with an amendment A-10(e)* thereto dated November 6, 1987 and a renewal notice dated December 7, 1990) between Fantail Restaurant,
         Inc. and Faneuil Hall Market Place, Inc. regarding a Pizzeria Regina location in the Faneuil Hall
         Marketplace, Boston, Massachusetts (downstairs)

    (f)  Lease dated June 9, 1980 (together with an assignment      A-10(f)*
         thereof dated March 11, 1991) between Ocean, Inc.
         and Braintree Property Associates Limited
         Partnership regarding a Pizzeria Regina location in the South Shore Plaza, Braintree, Massachusetts

    (g)  Lease dated March 6, 1984 (together with an amendment      A-10(g)*
         thereto dated September 13, 1991) between Bel Canto
         Restaurants, Inc. and the Wellesley Realty Trust regarding a Bel Canto location in Wellesley, Massachusetts

    (h)  Lease dated January 12, 1988 (together with amendments     A-10(h)*
         thereto dated August 31, 1988 and September 13,
         1991 and an assignment thereof dated September 13,
         1991) between Bel Canto Restaurants, Inc. and the
         1709 Mass Avenue Nominee Trust regarding a Bel
         Canto location in Lexington, Massachusetts

    (i)  Lease dated October 23, 1990 (together with an amendment   A-10(i)*
         thereto dated June 19, 1992) between Capucino's
         Boston IV, Inc. and Circuit City Stores, Inc.
         regarding a Capucino's location in Framingham, Massachusetts

    (j)  Lease dated February 8, 1972 (together with an amendment   A-10(j)*
         thereto dated July 10, 1973 and an assignment thereof dated May 31, 1977) and March 11, 1982
         (together with an amendment thereto dated March 11, 1982) between Capucino's, Inc. and Ben-Har
         Properties Realty Trust regarding a Capucino's location in Brookline, Massachusetts

    (k) Lease dated August 19, 1992 between Capucino's of Saugus, A-10(k)* Inc. and the Yen H. Tow Realty Trust regarding a
         Capucino's location in Saugus, Massachusetts

    (l)  Lease dated August 2, 1990 between Capucino's Cambridge,   A-10(l)*
         Inc. and LEST Corporation regarding a Capucino's location in Cambridge, Massachusetts

    (m)  Lease dated October 20, 1986 (together with an amendment   A-10(m)*
         thereto dated September 10, 1991) between PRI and Portland Causeway Realty Trust regarding the
         Registrant's principal executive offices in Boston, Massachusetts

    (n)  Lease dated August 1, 1993 between Polcari Enterprises,    A-(10)n*
         Inc. and the E.J.H. Realty Trust regarding the Registrant's warehouse located in Somerville,
         Massachusetts

    (o) Lease dated October 14, 1986 between Polcari Enterprises, A-10(o)* Inc. and Costa Fruit & Produce Co., Inc. regarding the Registrant's commissary located in Charlestown, Massachusetts

    (p)  Lease dated June 30, 1995 between Berlin Properties        G-10(p)*
         Limited Partnership and Ocean, Inc. regarding a
         Pizzeria Regina location in the Solomon Pond Mall,
         Berlin and Marlborough, Massachusetts

    (q)  Lease dated May 10, 1994 between Bellwether Properties     G-10(q)*
         of Massachusetts, L.P. and Ocean, Inc. regarding a Pizzeria Regina location in the Burlington Mall,
         Burlington, Massachusetts

    (r)  Employment Agreement between the Registrant and            A-10(p)* **
         George R. Chapdelaine

    (s)  Form of 1994 Nonemployee Director Stock Option Plan        A-10(q)* **

    (t)  Form of 1994 Combination Stock Option Plan                 A-10(r) * **

    (u)  Agent Borrowing Agreement by and among PRI and other       A-10(s)*
         subsidiaries of the Registrant and BayBank dated
         February 8, 1991, as amended on April 29, 1994

    (v)  $1,038,666 Commercial Note between PRI and BayBank         A-10(t)*
         dated February 8, 1991 as amended on April 29, 1994.

    (w)  $275,000 Commercial Note between PRI and BayBank dated     A-10(u)*
         February 8, 1991, as amended on April 29, 1994

    (x)  Master Note in favor of BayBank issued by PRI on           A-10(v)*
         April 29, 1994

    (y)  Form of Guaranty of the Registrant in favor of BayBank     A-10(w)*

    (z)  Form of Guaranty of George R. Chapdelaine in favor         A-10(x)*
         of BayBank

   (aa)  Form of Guaranty of John P. Polcari in favor of            A-10(y)*
         BayBank

   (bb)  Stock Purchase Warrant issued to Corning                   A-10(z)*
         Partners IV L.P. on April 29, 1994

   (cc)  $500,000 Subordinated debenture of the Registrant          A-10(aa)*
         issued to Corning Partners IV, L.P. on April 29, 1994

   (dd)  Form of Indemnification Agreement with each of             A-10(bb)* **
         the directors and certain officers of the Registrant

   (ee)  Incentive Stock Option Plan                                B-10(h)* **

   (ff)  Non-Employee Director's Stock Option Plan                  C-10(h)* **

   (gg)  Form of Stock Option Agreement between the Registrant      D-10(h)
         and each of James I. Maruna, W. Rex Seley and
         Richard J. Reeves

   (hh)  Severance Agreement between the Registrant and             E-10(p)* **
         James I. Maruna

   (ii)  Amendment to Employment Agreement between the              A-(hh)* **
         Registrant and George R. Chapdelaine

   (jj)  $500,000 Note, dated December 28, 1995, issued by          H-10.01*
         Boston Restaurant Associates, Inc. in favor of
         Haymarket Co-Operative Bank

   (kk)  Condominium Mortgage-Security Agreement, dated             H-10.02*
         December 28, 1995, issued by George R. Chapdelaine,
         Trustee of BRA Nominee Trust, in favor of Haymarket
         Co-Operative Bank

   (ll)  Loan and Security Agreement, dated December 28, 1995,      H-10.03*
         between Boston Restaurant Associates, Inc. and
         Haymarket Co-Operative Bank

   (mm)  Guaranty of Ocean, Inc., Polcari Enterprises, Inc.,        H-10.04*
         Pizzeria Regina, Inc., Capucino Boston IV, Inc.,
         Fantail Restaurant, Inc., Capucino's, Inc., Bel
         Canto Restaurant, Inc., and Capucino's of Saugus,
         Inc., dated December 28, 1995, in favor of Haymarket Co-Operative Bank

   (nn)  Guaranty of George R. Chapdelaine, individually and        H-10.05*
         as trustee of the BRA Nominee Trust, dated December
         28, 1995, in favor of Haymarket Co-Operative Bank

   (oo)  Guaranty of John P. Polcari, Jr., dated                    H-10.06*
         December 28, 1995, in favor of Haymarket
         Co-Operative Bank

   (pp)  Form of Option granted to Mr. Chapdelaine and              H-10.07*
         Mr. Polcari in consideration of their guaranties of BRA's the obligations of Boston Restaurant
         Associates, Inc. under its credit facility

   (qq)  Lease dated July 24, 1996 between Faneuil Hall
         Marketplace, Inc. and Fantail Restaurant, Inc.
         regarding a Pizzeria Regina location in the Faneuil
         Hall Marketplace Area, Boston, Massachusetts

   (rr)  $350,000 Note, dated April 19, 1996, issued by
         Boston Restaurant Associates, Inc. in favor of
         Haymarket Co-Operative Bank

   (ss)  $500,000 Note, dated July 26, 1996, issued by
         Boston Restaurant Associates, Inc. in favor of
         Haymarket Co-Operative Bank

   (tt)  Equipment Lease dated July 26, 1996 between HCB
         Corporation and Ocean, Inc. regarding certain equipment at a Pizzeria Regina location in the Solomon Pond Mall, Berlin and Marlborough,
         Massachusetts

   21    Subsidiaries of the Registrant                             A-21*

   23    Consent of BDO Seidman, LLP

   27    Financial Data Schedule

  A Incorporated by reference to the Company's registration statement on Form SB-2 (Registration No. 33-81068). The number set forth herein is the number of the Exhibit in said registration statement

  B Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-31748). The number set forth herein is the number of the Exhibit in said registration statement

  C Incorporated by reference to the Company's annual report on Form 10-K for the year ended April 30, 1991. The number set forth herein is the number of the Exhibit in said annual report

  D Incorporated by reference to the Company's transition report on Form 10-K for the seven months ended April 30, 1990. The number set forth herein is the number of the Exhibit in said transition report

  E Incorporated by reference to the Company's annual report on Form 10-K for the year ended April 30, 1993. The number set forth herein is the number of the Exhibit in said annual report

  F Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended April 30, 1994. The number set forth herein is the number of the Exhibit in said annual report

  G Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended April 30, 1995. The number set forth herein is the number of the Exhibit in said annual report

  H Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended January 28, 1996. The number set forth herein is the number of the Exhibit in said quarterly report

  * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference

  **     Management Contract or Compensatory Plan or Arrangement




#504712 v1 - NELSONAL - @tfs01!.DOC - 9172/35