Form 10QSB
period 1996-07-28
BOSTON RESTAURANT ASSOCIATES INC
filed 1996-09-11
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended July 28, 1996.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the transition period from __________ to __________.

                             Commission File Number
                                     0-18369

                       BOSTON RESTAURANT ASSOCIATES, INC.
                       ----------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

    Delaware                                                  61-1162263
    --------                                                  ----------
(State or Other                                               (I.R.S. Employer
Jurisdiction of                                               Identification
Incorporation or                                              No.)
Organization)


                                  205 Portland
                           Boston, Massachusetts 02114
                           ---------------------------
                              (Address of Principal
                               Executive Offices)


                                 (617) 720-5684
                                 --------------
                           (Issuer's Telephone Number
                              including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

     As of September 7, 1996, 5,015,293 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of July 28, 1996
          and April 28, 1996                                               3

          Condensed Consolidated Statements of Operations for the
          thirteen weeks ended July 28, 1996 and July 30, 1995             4

          Condensed Consolidated Statements of Cash Flows for the
          thirteen weeks ended July 28, 1996 and July 30, 1995             5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7


PART II - OTHER INFORMATION                                               11

SIGNATURES                                                                12

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                         July 28      April 28
                                                           1996         1996
                                                         -------       -------

ASSETS
Current:
Cash and cash equivalents                                $145,443      $159,564
Accounts receivable                                       $46,331       $65,079
Inventories                                              $234,691      $232,427
Prepaid expenses and other                                $45,441       $66,609
                                                           ------       -------
Total current assets                                     $471,906      $523,679

Net property and equipment                             $2,906,606    $2,739,681
Other assets                                             $759,043      $752,624
                                                        ---------      --------
Total assets                                           $4,137,555    $4,015,984
                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                         $966,140      $885,791
Accrued liabilities                                      $830,060    $1,021,641
Current maturities:
Notes payable-stockholder                                  $4,093        $4,038
Long-term debt                                           $154,895      $144,836
Subordinated debentures                                   $40,667       $84,000
                                                          -------       -------
Total current liabilities                              $1,995,855    $2,140,306

Long-term obligations:
Notes payable-stockholders, less current maturities      $129,028      $130,072
Long-term debt, less current maturities                  $665,819      $474,414
Deferred rent                                             $60,271       $60,871
                                                          -------       -------
Total liabilities                                      $2,850,973    $2,805,663

Stockholders' equity
Common stock, $.01 par value, 25,000,000
shares authorized, 5,015,293 shares issued                $50,150       $50,150
Additional paid in capital                             $8,953,788    $8,953,788
Accumulated deficit                                   ($7,717,356)  ($7,793,617)
                                                        ---------     ---------
Total stockholders' equity                             $1,286,582    $1,210,321

Total liabilities and stockholders' equity             $4,137,555    $4,015,984
                                                        =========     =========

                             See accompanying notes.

               BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                   Thirteen Weeks Ended

                                    July 28       July 30
                                      1996          1995
                                    ------        -------

Sales                            $2,798,851     $3,144,593
Cost of food and beverage          $659,325       $742,036
Payroll                            $857,802     $1,104,466
Other operating expenses           $861,393       $972,337
General and administrative         $324,413       $417,145
                                    -------        -------
Income/(Loss) from operations       $95,918       ($91,391)

Other(income)                       ($1,389)            $0
Interest(income)                         $0        ($3,059)
Interest expense                    $21,046         $6,231
                                     ------        -------
Net Income/(Loss)                   $76,261       ($94,563)
                                    =======        =======
Income/(Loss) per share               $0.02         ($0.02)
                                       ====           ====
















                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                          Thirteen Weeks Ended

                                                           July 28     July 30
                                                             1996        1995
                                                          --------     --------

Cash flows provided by (used for) operating activities     $95,773    ($182,913)
                                                          --------     --------
Cash flows from investing activities:
Additions to property and equipment                      ($243,562)   ($157,650)
Additions to other assets                                 ($23,474)    ($35,342)
                                                          --------     --------
Cash flows used for investing activities                 ($267,036)   ($192,992)
                                                          --------     --------
Cash flows from financing activities:
Repayments of long-term debt                              ($29,286)       ($971)
Repayments of stockholders loans                             ($989)       ($959)
Repayment of subordinated debentures                      ($43,333)           0
Proceeds from long-term debt                              $230,750           $0
                                                          --------     --------
Cash flows provided by (used for) financing activities    $157,142      ($1,930)
                                                          --------     --------
Increase (decrease) in cash and cash equivalents          ($14,121)   ($377,835)

Cash and cash equivalents at beginning of period          $159,564     $688,978
                                                          --------     --------
Cash and cash equivalents at end of period                $145,443     $311,143
                                                          ========     ========













                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SUMMARY OF ACCOUNTING POLICIES
                                  July 28, 1996
                                   (unaudited)

NATURE OF BUSINESS AND BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended July 28, 1996 are not necessarily indicative of the results that may be expected for the year ending April 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, for the year ended April 28, 1996. The balance sheet at April 28, 1996 has been derived from the audited financial statements at that date.

        The accompanying statements of operations and cash flows for the fiscal 1997 period reflect the consolidated operations and cash flows of two casual dining Italian restaurants and eight Pizzeria Regina restaurants for the entire period. The accompanying statements of operations and cash flows for the fiscal 1996 period reflect the consolidated operations and cash flows of four casual dining Italian restaurants for the entire period, two casual dining Italian restaurants for a portion of the portion of the period, and seven Pizzeria Regina restaurants.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Results of Operations.
- ----------------------

Overview.
- ---------

        In the thirteen weeks ending July 28, 1996, the Company recorded a profit of $76,261 compared to a loss of $94,563 for the quarter ending July 30 , 1995. The Company attributes this turn-around to the substantial completion of its restructuring of its Capucino's(R) and Bel Canto(R) restaurant operations during which the Company closed its Cambridge Capucino's restaurant (May 1995), converted its Saugus Capucino's location into a Polcari's North End(TM) restaurant (completed March 1995), closed Framingham Capucino's restaurant location (June 1995), sold its Wellesley Bel Canto restaurant location (October
1995), and converted its Brookline Capucino's location into a Pizzeria Regina(R) restaurant (completed February 1996). The Company is also currently negotiating the sale of both its Framingham location and its remaining Bel Canto restaurant, and in fiscal 1996 reduced the carrying value of the assets related to those locations to reflect their estimated realizable value in connection with such sales. The Company's profit in the current fiscal quarter is substantially attributable to the income generated by the Company's Pizzeria Regina restaurant business, which has remained profitable throughout the Company's restructuring.

        The Company is evaluating potential future sites for possible expansion of its Pizzeria Regina operations. During August 1996, the Company opened two new Pizzeria Regina food court restaurants at the South Shore Plaza in Braintree, Massachusetts and the newly opened Solomon Pond Mall in Marlborough, Massachusetts. The South Shore Plaza food court restaurant is replacing an existing in-line location at that mall. The opening of the Solomon Pond Mall restaurant was coordinated with the grand opening of that mall. Both properties included a brick-oven to produce a superior pizza characteristic of Pizzeria Regina.

Thirteen Weeks Ended July 28, 1996, as Compared to Thirteen Weeks ended July 30, 1995.
- --------------------------------------------------------------------------------

Revenues. Net sales in the current period were $2,799,000 compared to net sales
- ---------
in the prior year's period $3,145,000. Net sales in the current period increased at the Company's Pizzeria Regina restaurants and at the new Polcari's North End restaurant as compared to the prior year's period. These increases were offset by the reduction in revenue resulting from the closure and sale of three of the Company's full-service Capucino's and Bel Canto restaurants described above.

Net sales at the Company's Pizzeria Regina restaurants increased to $1,861,000 in the current period from $1,683,000 in the prior year's period. This increase was primarily attributable to the addition of sales from the Company's converted Brookline Pizzeria Regina restaurant which reopened in February 1996, which was partially offset by decreased sales at the Company's original Burlington mall restaurant and its Braintree restaurant. The Company believes that the decrease in sales at the original Burlington mall restaurant was attributable to the opening of the new food court in that mall, including a new Pizzeria Regina restaurant in that food court, and that the decrease in sales at the Braintree mall restaurant was attributable to the construction at the mall.

Net sales at the Company's full service casual dining restaurants decreased to $928,000 in the current period from $1,452,000 in the prior year's period, primarily reflecting the closure and conversion of four full service casual dining restaurants during fiscal 1996. Sales at the new Polcari's North End restaurant in the current period increased by over $61,000 from the sales in the prior year's period, while sales at the remaining Bel Canto restaurant decreased by approximately $15,000.

Costs and Expenses.
- -------------------

Cost of Food and Beverages. Cost of food and beverages as a percentage of net
- ---------------------------
sales was 24% both in the fiscal 1997 and 1996 periods.

The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 19% and 18% in the fiscal 1997 and 1996 periods, respectively. The cost of food and beverages as a percentage of net sales increased at the Pizzeria Regina restaurants, principally due to higher food costs which were not fully passed through to its customers.

The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 32% and 30% in the fiscal 1997 and 1996 periods respectively. The cost of food and beverages as a percentage of net sales increased at the Company's Polcari's North End restaurant due to increased food costs.

Payroll Expenses. Payroll expenses were $858,000 (31% of net sales) in the
- -----------------
current period compared to payroll expenses in the prior year's period of $1,104,000 (35% of net sales). The decreases in payroll expenses was primarily attributable to the closure or conversion of four of the Company's full-service casual dining restaurants during fiscal 1996.

Payroll expenses at the Pizzeria Regina restaurants increased to $525,000 (28% of sales) in the current period from $467,000 (28% of net sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the conversion of the Company's Brookline Capucino's restaurant into a full service Pizzeria Regina.

Payroll expenses at the Company's full service casual dining restaurant decreased to $303,000 (33% of net sales) in the current period from $637,000 (44% of net sales) in the prior year's period, reflecting the closure or conversion of four of those restaurants in the fiscal 1996. Payroll expenses at the Company's Commissary remained the same at $29,000 for both the fiscal 1997 and 1996 periods.

Other Operating Expenses. Other operating expenses in the current period were
- -------------------------
$861,000 (31% of net sales), compared to $972,000 (31% of net sales) in the prior year's period. The decrease in other operating expenses in the current period was primarily attributable to a reduction in expenses at the Company's full-service restaurants, attributable to the Company's restaurant closures during fiscal 1996, which was partially offset by an increase in expenses at the Polcari's North End restaurant and the Pizzeria Regina restaurants.

Other operating expenses from the Pizzeria Regina restaurants increased to $562,000 in the current period from $510,000 in the prior year's period. This increase is primarily attributable to the conversion of the Brookline Capucino's restaurant into a Pizzeria Regina restaurant.

Other operating expenses at the Company's full service casual dining restaurants decreased to $277,000 in the current period from $442,000 in the prior year's period. This decrease was primarily attributable to the closures of the Cambridge Capucino's restaurant, the Framingham Capucino's restaurant and the Wellesley, Massachusetts Bel Canto restaurant during fiscal 1996, which was partially offset by increased costs associated with the Polcari's North End restaurant. Other operating expenses also include commissary expenses which remained unchanged at $20,000 for both the fiscal 1997 and 1996 periods.

General and Administrative Expenses. General and administrative expenses were
- ------------------------------------
$324,000 (12% of net sales) in the current period, as compared to $417,000 (13% of net sales) in the prior year's period. The decrease in general and administrative expenses was due, principally, to a reduction in the administrative payroll expenses and a decrease in depreciation and amortization expenses.

Interest Expense. Interest expense increased to $21,000 in the current period as
- -----------------
compared to interest expense in the prior year's period of $6,000. This increase is attributable to the Company's use of the long term credit facility with Haymarket Co-operative Bank.

Liquidity and Capital Resources.
- --------------------------------

At July 28, 1996, the Company had a negative net working capital of approximately $1,524,000 and cash and cash equivalents of approximately $145,000.

During the thirteen weeks ended July 28, 1996, (the Company had a net decrease in cash of $14,000 reflecting net cash provided by operating activities of $96,000, net cash used for investing activities of $267,000 and net cash provided by financing activities of $157,000. Net cash provided by operating activities included the reduction of $192,000 accrued expenses. Net cash used in investing activities reflects partial costs associated with the building of the new Braintree, Massachusetts Pizzeria Regina Food Court and the new Marlboro, Massachusetts Pizzeria Regina Food Court.

At July 28, 1996, the Company had current liabilities of $1,960,000, including $966,140 of accounts payable, $830,060 of accrued liabilities and current maturities of long term debt in the amount of $199,655. The Company has extended payment of certain of its accounts payable and accrued liabilities beyond their stated terms. At July 28, 1996, the Company had long-term obligations, less current maturities, in the amount of $855,118, including $665,819 due under its credit facility with Haymarket Co-Operative Bank, $129,028 of loans payable to stockholders and $60,271 of deferred rent. The President and the Treasurer of the Company and each of the Company's subsidiaries have guaranteed the Company's obligations to the bank. As of July 28, 1996, the Company had an additional availability of $150,000 under its bank credit facility. As of September 6, 1996, the Company had borrowed the full amount available under this credit facility.

        The Company believes that its existing resources, cash flow from operations and borrowings under its credit facility will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations and amounts, if any, to be received upon the proposed sales of its Framingham and Lexington locations. In addition, upon the sale of either of those locations, the Company will benefit from the elimination of ongoing expenses associated with the location. During fiscal 1996, the Company incurred rent and utility expenses at the Framingham location of $283,000 and operating losses associated with the Lexington or Framingham location of $104,000. The Company is also seeking additional financing in order to fund its expansion plans and other cash flow requirements. There can be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expenses, that the Company will be able to sell its Lexington location, or that the Company will be able to obtain such additional financing upon favorable terms, if at all. Failure of the Company to do so could result in the Company's failure to be able to meet its cash flow requirements.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

        Forward-looking statements in this report, including without, limitation, statements relating to the adequacy of the Company's resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART II

ITEM 1.  Legal Proceedings.
         ------------------

No material litigation.

ITEM 2.    Changes in Securities.
           ----------------------

None.

ITEM 3.    Defaults Upon Senior Securities.
           --------------------------------

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

None.

ITEM 5.    Other Information.
           ------------------

None.

ITEM 6.    Exhibits And Reports On Form 8-K.
           ---------------------------------

     (a)   Exhibits.
           ---------

           None.

     (b)   Reports On Form 8-K.
           --------------------

           None.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BOSTON RESTAURANT ASSOCIATES, INC.


Date:  September 11, 1996          By: /s/ George R. Chapdelaine
                                      --------------------------
                                           George R. Chapdelaine, President
                                           and Chief Financial Officer