Form 10QSB/A
period 1996-07-28
BOSTON RESTAURANT ASSOCIATES INC
filed 1996-11-07
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 FORM "10-QSB/A"

               [X] Quarterly report under Section 13 or 15(d) of the Securities
                   Exchange Act of 1934.

                 For the quarterly period ended July 28, 1996.

               [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from __________ to __________.

                             Commission File Number
                                     0-18369
                                    -------

                       BOSTON RESTAURANT ASSOCIATES, INC.
          ----------------------------------------------------------
          (Name of Small Business Issuer as Specified in its Charter)

          Delaware                                         61-1162263
-------------------------------                        -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

                                  205 Portland
                           Boston, Massachusetts 02114
                         ----------------------------
                              (Address of Principal
                               Executive Offices)


                                 (617) 720-5684
                           --------------------------
                           (Issuer's Telephone Number
                              including area code)


        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No
          ----    ----

        As of September 7, 1996, 5,015,293 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

                                     PART II

ITEM 1.  Legal Proceedings.

No material litigation.

ITEM 2. Changes in Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits And Reports On Form 8-K.

        (a)     Exhibits.

                  Exhibit
                  Number          Exhibit
                    27           Financial Data Schedule

        (b)     Reports On Form 8-K.

                None.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BOSTON RESTAURANT ASSOCIATES, INC.


Date:  November 7, 1996            By: /s/ George R. Chapdelaine
                                       --------------------------------
                                       George R. Chapdelaine, President
                                       and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                             Page or
Number                                                              Reference
-------                                                             ---------

  27   Financial Data Schedule