Form 10QSB
period 1996-10-27
BOSTON RESTAURANT ASSOCIATES INC
filed 1996-12-11
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended October 27, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from __________ to __________.



                             Commission File Number
                                     0-18369
                                     -------

                       BOSTON RESTAURANT ASSOCIATES, INC.
                       ----------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

                   Delaware                      61-1162263
                 -----------                   --------------
               (State or Other                (I.R.S. Employer
               Jurisdiction of                Identification No.)
               Incorporation or
               Organization)


                                  999 Broadway
                           Saugus, Massachusetts 01906
                              ---------------------
                              (Address of Principal
                               Executive Offices)


                                 (617) 231-7575
                              ---------------------
                           (Issuer's Telephone Number
                              including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---    ----

     As of December 9, 1996, 5,015,293 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of October 27, 1996
          and April 28, 1996 ...........................................      3

          Condensed Consolidated Statements of Operations for the thirteen weeks ended July 28, 1996 and October 29, 1995..................... 4

          Condensed  Consolidated  Statements  of Cash Flows for the
          thirteen  weeks ended July 28, 1996 and October 29, 1995........... 5

          Notes to Condensed Consolidated Financial Statements............... 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  7


PART II - OTHER INFORMATION................................................. 16

SIGNATURES.................................................................. 19

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                              October 27             April 28
                                                                 1996                  1996
                                                              ----------            ----------
          ASSETS
          Current:
             Cash and cash equivalents                          $157,778              $159,564
             Accounts receivable                                 $46,513               $65,079
             Inventories                                        $240,553              $232,427
             Prepaid expenses and other                          $56,749               $66,609
                                                              ----------            ----------
                Total current assets                            $501,593              $523,679

          Net property and equipment                          $3,235,475            $2,739,681
          Other assets                                          $727,189              $752,624
                                                              ----------            ----------
                   Total assets                               $4,464,257            $4,015,984
                                                              ==========            ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
             Accounts payable                                   $984,085              $885,791
             Accrued liabilities                                $836,334            $1,021,641
             Current maturities:
              Notes payable-stockholder                           $4,148                $4,038
              Long-term debt                                    $227,587              $144,836
              Subordinated debentures                            $15,333               $84,000
                                                              ----------            ----------
                Total current liabilities                     $2,067,487            $2,140,306

          Long-term obligations:
             Notes payable-stockholders, less current
              maturities                                        $127,970              $130,072
             Long-term debt, less current maturities            $876,007              $474,414
             Deferred rent                                       $59,671               $60,871
                                                              ----------            ----------
                   Total liabilities                          $3,131,135            $2,805,663

          Stockholders' equity
             Common stock, $.01 par value, 25,000,000
             shares authorized, 5,015,293 shares issued          $50,150               $50,150
             Additional paid in capital                       $8,953,788            $8,953,788
             Accumulated deficit                             ($7,670,816)          ($7,793,617)
                                                             -----------           -----------
             Total stockholders' equity                       $1,333,122            $1,210,321

                Total liabilities and stockholders' equity    $4,464,257            $4,015,984
                                                             ===========            ==========






                             See accompanying notes.

               BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)





                                          Thirteen Weeks Ended         Twenty-six Weeks Ended

                                       October 27    October 29       October 27   October 29
                                          1996         1995              1996          1995
                                       ----------    ----------       ----------    ----------
   Sales                               $3,013,279    $2,937,567       $5,812,130    $6,082,160
   Cost of food and beverage             $691,653      $720,297       $1,350,978    $1,462,333
   Payroll                               $929,774      $958,609       $1,787,576    $2,063,075
   Other operating expenses            $1,048,854    $1,001,233       $1,910,248    $1,973,570
   General and administrative            $263,624      $422,921         $588,038      $840,066
                                       ----------    ----------       ----------    ----------
   Income/(Loss) from operations          $79,374     ($165,493)        $175,290     ($256,884)

   Other(income)                            ($912)     ($50,343)         ($2,304)     ($50,343)
   Interest(income)                            $0         ($102)              $0       ($3,161)
   Interest expense                       $33,752        $4,003          $54,798       $10,234
                                       ----------    ----------       ----------    ----------
   Net Income/(Loss)                      $46,534     ($119,051)        $122,796     ($213,614)
                                       ==========    ==========       ==========    ==========
   Income/(Loss) per share                  $0.01        ($0.02)           $0.02        ($0.04)
                                       ==========    ==========       ==========    ==========

                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                  Twenty-six Weeks Ended
                                                              October 27       October 29
                                                                 1996             1995
                                                              ---------         --------
       Cash flows provided by (used for) operating
        activities                                             $260,265        ($376,911)
                                                              ---------         --------
       Cash flows from  investing activities:
         Additions to property and equipment                  ($667,063)       ($175,521)
         Additions to other assets                              ($8,675)         ($8,400)
                                                              ---------         --------
                Cash flows used for investing activities      ($675,738)       ($183,921)
                                                              ---------         --------
       Cash flows from  financing activities:
         Repayments of long-term debt                          ($87,601)           ($971)
         Repayments of stockholders loans                       ($1,991)         ($1,883)
         Repayment of subordinated debentures                  ($68,666)        (100,000)
         Proceeds from long-term debt                          $571,945               $0
                                                              ---------         --------

                Cash flows provided by (used for)
                 financing activities                          $413,687        ($102,854)
                                                              ---------         --------
      Increase (decrease) in cash and cash equivalents          ($1,786)       ($663,686)

       Cash and cash equivalents at beginning of period        $159,564         $688,978
                                                              ---------         --------
       Cash and cash equivalents at end of period              $157,778          $25,292
                                                              =========         ========






                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SUMMARY OF ACCOUNTING POLICIES
                                OCTOBER 27, 1996
                                   (Unaudited)





NATURE OF BUSINESS AND BASIS OF PRESENTATION
--------------------------------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period and twenty-six week periods ended October 27, 1996 are not necessarily indicative of the results that may be expected for the year ending April 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB, for the year ended April 28, 1996. The balance sheet at April 28, 1996 has been derived from the audited financial statements at that date.

         The accompanying statements of operations and cash flows for the Fiscal 1997 period reflect the consolidated operations and cash flow of two casual dining Italian restaurants and seven Pizzeria Regina restaurants for the entire period, and three Pizzeria Regina restaurants for a portion of the period. The accompanying statements of operations and cash flows for the Fiscal 1996 period reflect the consolidated operations and cash flows of four casual dining Italian restaurants for the entire period, two casual dining Italian restaurants for a portion of the portion of the period, and seven Pizzeria Regina Restaurants.

         At the October 18, 1996 annual stockholders meeting, the stockholders approved an amendment to the Company's 1994 Non- Employee Director Stock Option Plan (the "Director's Plan), pursuant to which each eligible director will receive options to purchase 10,000 shares of Common Stock on March 15 and September 15 of each year, commencing on March 15, 1996. In addition, each eligible director will receive an option to purchase 10,000 shares of Common Stock when such person has served a term of five consecutive years on the Company's Board of Directors. Under the Director's Plan, as amended, each of Mr. Smith, Mr. Reeves, and Mr. Caruso received options to purchase 10,000 shares of Common Stock on March 15, 1996 and September 15, 1996. Mr. Smith also received an additional option to purchase 10,000 shares of Common Stock on March 15, 1996 in recognition of his having served as a director for five consecutive years.

         The shareholders also approved an increase in the number of shares reserved for issuance under the Company's 1994 Combination Stock Option Plan (the "Combination Plan"). Subsequent to that meeting, options to purchase an aggregate of 83,000 shares of Common Stock were granted under the Combination Plan.


                  ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
                          ------------------------------------
                              OR PLAN OF OPERATION
                              --------------------


Results of Operations:
---------------------

Overview:
--------

         In the thirteen weeks ended October 27, 1996, the Company recorded a profit of $46,534 compared to a loss of $119,051 for the quarter ended October 29, 1995. The Company attributes this turn-around to the substantial completion of its restructuring of its Capucino's(R) and Bel Canto(R) restaurant operations during which the Company closed its Cambridge Capucino's restaurant (May 1995), converted its Saugus Capucino's restaurant location into a Polcari's North End(TM) restaurant (completed March 1995), closed its Framingham Capucino's restaurant location (June 1995), sold its Wellesley Bel Canto restaurant location (October 1995), will continue to operate its Lexington location as a Bel Canto's, and converted its Brookline Capucino's location into a Pizzeria Regina(R) restaurant (completed February 1996). The Company is also currently negotiating the sale of its Framingham location and in Fiscal 1996, reduced the carrying value of the assets related to that location to reflect its estimated realizable value in connection with such sale. The Company's profit in the current Fiscal quarter is substantially attributable to the income generated by the Company's Pizzeria Regina restaurant business, which has remained profitable throughout the Company's restructuring.

     The Company is evaluating potential future sites for possible expansion of its Pizzeria Regina operations. During August 1996, the Company opened two new Pizzeria Regina food court restaurants at the South Shore Plaza in Braintree, Massachusetts, and the newly opened Solomon Pond Mall in Marlborough, Massachusetts. The South Shore Plaza food court restaurant is replacing an existing in-line location at that mall. The opening of the Solomon Pond Mall restaurant was coordinated with the grand opening of that mall. Both properties included a brick-oven to produce a pizza characteristic of Pizzeria Regina.

Thirteen Weeks Ended October 27, 1996, as Compared to Thirteen
Weeks Ended October 29, 1995:
--------------------------------------------------------------

Revenues:
--------

         Net sales in the current period were $3,013,000 compared to net sales in the prior year's period of $2,938,000. Net sales in the current period increased at the Company's Pizzeria Regina restaurants, due to the opening of the two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location) and at the Polcari's North End restaurant as compared to the prior year's period. These increases were partially offset by the reduction in revenue resulting from the closure or conversion of three of the Company's full-service Capucino's and the sale of the Wellesley Bel Canto restaurant.

         Net sales at the Company's Pizzeria Regina restaurants increased to $2,104,000 in the current period from $1,701,000 in the prior year's period. This increase was primarily attributable to the addition of sales from the Company's converted Brookline Pizzeria Regina restaurant, the opening of two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location), partially offset by decreased sales at the Company's original Burlington Mall restaurant. The Company believes that the decrease in sales at the original Burlington mall restaurant was attributable to the opening of the new food court in that mall, including a new Pizzeria Regina restaurant in that food court. The remaining five Pizzeria Regina locations showed an increase in net sales to $1,276,000 in the current period compared to $1,244,000 in the prior years period.

         Net sales at the Company's full service casual dining restaurants decreased to $898,000 in the current period from $1,227,000 in the prior year's period, primarily reflecting the closure or conversion of three and sale of one full service casual dining restaurants during Fiscal 1996. Net sales at the Company's Bel Canto's Restaurant were $243,000 in the current Fiscal 1997 period compared to $281,000 for the same period in Fiscal 1996. Sales at the Polcari's North End restaurant in the current period increased by over $122,000 from the sales in the prior year's period.

Costs and Expenses:
------------------

Cost of Food and Beverages:
--------------------------

         Cost of food and beverages as a percentage of net sales was 23% in Fiscal 1997 compared to 25% in Fiscal 1996. This decrease was primarily due to a greater portion of the Company's net sales being derived from the higher margin Pizzeria Regina locations.

         The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 20% and 19% in the Fiscal 1997 and 1996 periods, respectively. The cost of food and beverages as a percentage of net sales increased at the Pizzeria Regina restaurants principally due to higher food costs which were not fully passed through to the Company's customers.

         The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 31% and 32% in the Fiscal 1997 and 1996 periods, respectively. This decrease was primarily due to the Company's Bel Canto's restaurant where the cost of food and beverages as a percentage of net sales decreased due to the introduction of a new menu.

Payroll Expenses:
----------------

         Payroll expenses were $930,000 (31% of net sales) in the current period compared to payroll expenses in the prior year's period of $959,000 (33% of net sales). The decrease in payroll expenses was primarily attributable to the closure or conversion of three and the sale of one of the Company's full-service casual dining restaurants during Fiscal 1996, which was partially offset by the opening of two new Pizzeria Regina food court locations (one of which replaced an in-line restaurant at the same location).

         Payroll expenses at the Pizzeria Regina restaurants increased to $607,000 (29% of sales) in the current period from $470,000 (28% of net sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the conversion of the Company's Brookline Capucino's restaurant into a full service Pizzeria Regina and the opening of two new Pizzeria Regina Food Court restaurants (one of which replaced an in-line restaurant at the same location).

         Payroll expenses at the Company's full service casual dining restaurants decreased to $291,000 (32% of net sales) in the current period from $461,000 (38% of net sales) in the prior year's period, reflecting the closure or conversion of three and the sale of one of the Company's restaurants in the Fiscal 1996. Payroll expenses at the Company's commissary increased to $32,000 for Fiscal 1997 compared to $28,000 in Fiscal 1996.

Other Operating Expenses:
------------------------

         Other operating expenses in the current period were $1,049,000 (35% of net sales), compared to $1,001,000 (34% of net sales) in the prior year's period. The increase in other operating expenses in the current period was primarily attributable to the opening of two Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location).

         Other operating expenses from the Pizzeria Regina restaurants increased to $715,000 in the current period from $526,000 in the prior year's period. This increase is primarily attributable to the conversion of the Brookline Capucino's restaurant into a Pizzeria Regina restaurant and the opening of the two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location).

         Other operating expenses at the Company's full service casual dining restaurants decreased to $315,000 in the current period from $455,000 in the prior year's period. This decrease was primarily attributable to the closures of the Cambridge Capucino's restaurant, the Framingham Capucino's restaurant, and the sale of the Wellesley, Bel Canto restaurant during Fiscal 1996, which was partially offset by increased costs associated with the Polcari's North End restaurant. Other operating expenses also include commissary expenses of $18,000 in Fiscal 1997 as compared to $20,000 in Fiscal 1996.

General and Administrative Expenses:
-----------------------------------

         General and administrative expenses were $264,000 (9% of net sales) in the current period, as compared to $423,000 (14% of net sales) in the prior year's period. The decrease in general and administrative expenses was principally due to a reduction in the administrative payroll expenses and a decrease in depreciation and amortization (attributable to the sale of equipment previously used in full service restaurants), and legal expenses.

Other Income:
------------

         Other income in the Fiscal 1997 period decreased to $1,000 compared to $50,000 in Fiscal 1996 which was realized on the sale of the Company's Wellesley Bel Canto restaurant which occurred in Fiscal 1996.

Interest Expense:
----------------

         Interest expense increased to $34,000 in the current period as compared to interest expense in the prior year's period of $4,000. This increase is primarily attributable to the Company's use of the long term credit facility with Haymarket Co-operative Bank.

Twenty-Six Weeks Ended October 27, 1996 as Compared to Twenty-Six
Weeks Ended October 29, 1995.
-----------------------------------------------------------------

Revenues:
--------

         Net sales in the Fiscal 1997 period were $5,812,000, compared to net sales in the Fiscal 1996 period of $6,082,000. Net sales in the 1997 period decreased due to the closure or conversion of the Company's full-service Capucino's and the sale of the Wellesley Bel Canto restaurant. These decreases were partially offset by the opening of two New Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location) and increased sales at the Polcari's North End restaurant.

         Net sales at the company's Pizzeria Regina restaurants increased to $3,965,000 in the Fiscal 1997 period from $3,385,000 in the Fiscal 1996 period principally due to the opening of two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location) and the addition of sales from the Company's converted Brookline Pizzeria Regina restaurant. This increase was partially offset by decreased sales at the Company's original Burlington mall restaurant and the closure of the Braintree Pizzeria Regina restaurant. The decrease in sales at the original Burlington mall restaurant was attributable to the opening of the new food court in that mall, including a new Pizzeria Regina restaurant in that food court.

         Net sales at the Company's full service casual dining restaurants decreased to $1,826,000 in the Fiscal 1997 period from $2,679,000 in the Fiscal 1996 period. While sales at the Polcari's North End restaurant in the Fiscal 1997 period increased by over $183,000, this increase was offset by the closure or conversion of three and the sale of one of the Company's full service casual dining restaurants during Fiscal 1996 and decreased sales at the Company's Lexington Bel Canto's restaurant.

Costs, Expenses and Other Income:
--------------------------------

Cost of Food and Beverages:
--------------------------

         Cost of food and beverages as a percentage of net sales was 23% in the Fiscal 1997 period as compared to 24% in the Fiscal 1996 period.

         The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 20% in Fiscal 1997 compared to 19% in the Fiscal 1996 period. The cost of food and beverages as a percentage of net sales increased at the Pizzeria Regina restaurants principally due to higher food costs which were not fully passed through to the Company's customers.

         The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 31% in both the Fiscal 1997 and 1996 periods.

Payroll Expenses:
----------------

         Payroll expenses were $1,788,000 (31% of net sales) in the Fiscal 1997 period, compared to payroll expenses in the Fiscal 1996 period of $2,063,000 (34% of net sales). The decrease in payroll expenses was primarily attributable to the closure or conversion of three and the sale of one of the Company's full service casual dining restaurants during Fiscal 1996.

         Payroll expenses at the Pizzeria Regina restaurants increased to $1,132,000 (29% of net sales) in the Fiscal 1997 period from $936,000 (28% of net sales) in the Fiscal 1996 period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the conversion of the Brookline Capucino's restaurant into a full service Pizzeria Regina and the opening of two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location).

         Payroll expenses at the Company's full service casual dining restaurants decreased to $594,000 (33% of net sales) in the Fiscal 1997 period from $1,069,000 (40% of net sales) in the Fiscal 1996 period. The decrease in payroll expenses was primarily attributable to the closure or conversion of three and the sale of one of the Company's full service restaurants in Fiscal 1996. Payroll expenses at the Company's commissary increased to $61,000 in Fiscal 1997 period compared to $57,000 in the Fiscal 1996 period.

Other Operating Expenses:
------------------------

         Other operating expenses in the Fiscal 1996 period were $1,910,000 (33% of net sales), compared to $1,974,000 (32% of net sales) in the Fiscal 1997 period. The decrease in other operating expenses in the Fiscal 1997 period was primarily attributable to the closure of the Braintree Pizzeria Regina restaurant and to the Company's full service restaurant closures and sale. The decrease in operating expenses was partially offset by the opening of the two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location).

         Other operating expenses from the Pizzeria Regina restaurants increased to $1,277,000 in the Fiscal 1997 period from $1,036,000 in the Fiscal 1996 period. This increase was primarily attributable to the conversion of the Brookline Capucino's restaurant to a Pizzeria Regina restaurant and the opening of two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location).

         Other operating expenses at the Company's full service casual dining restaurants decreased to $593,000 in the Fiscal 1997 period from $897,000 in the Fiscal 1996 period. This decrease was primarily attributable to the closure of the Framingham and Cambridge Capucino's restaurants, the sale of the Wellesley, Bel Canto restaurant, and the conversion of Brookline Capucino's into a Pizzeria Regina restaurant during Fiscal 1996. This decrease was partially offset by increased variable costs associated with increased sales at the Polcari's North End restaurant. Other operating expenses also include commissary expenses of $41,000 in the Fiscal 1997 period compared to $40,000 in the Fiscal 1996 period.

General and Administrative Expenses:
-----------------------------------

         General and administrative expenses were $588,000 (10% of net sales) in the Fiscal 1997 period, as compared to $840,000 (14% of net sales) in the Fiscal 1996 period. The decrease in general and administrative expenses in the Fiscal 1997 period as compared to the Fiscal 1996 period was due primarily to the reduction in administrative payroll expenses and a decrease in depreciation and amortization (attributable to the sale of equipment previously used in full service restaurants)and legal expenses.

Other Income:
------------

         Other income in the Fiscal 1997 period decreased to $2,000 when compared to $50,000 in Fiscal 1996 which was as a result of the gain realized on the sale of the Company's Wellesley Bel Canto restaurant which occurred in Fiscal 1996.

Interest Expense:
----------------

         Interest expense increased to $55,000 in the Fiscal 1997 period as compared to interest expense in the Fiscal 1996 period of $10,000. This increase reflects the Company's use of the long-term credit facility with Haymarket Co-operative Bank.

Liquidity and Capital Resources:
-------------------------------

         At October 27, 1996, the Company had a negative net working capital of approximately $1,566,000 and cash and cash equivalents of approximately $158,000.

         During the twenty-six weeks ended October 27, 1996, (the Company had a net decrease in cash of $2,000 reflecting net cash provided by operating activities of $260,000, net cash used for investing activities of $676,000, and net cash provided by financing activities of $414,000. Net cash provided by operating activities included the reduction of $185,000 of accrued expenses, the increase of $98,000 in accounts payable, depreciation and amortization of $205,000, the reduction in accounts receivable of $19,000, and net income of $123,000. Net cash used in investing activities reflects partial costs associated with the construction of the new Braintree, Massachusetts Pizzeria Regina food court and the new Marlboro, Massachusetts Pizzeria Regina food court. Net cash provided by financing activities are funds provided by Haymarket Co-operative Bank, less principal repayments of debt.

         At October 27, 1996, the Company had current liabilities of $2,067,000, including $984,000 of accounts payable, $836,000 of accrued liabilities and current maturities of long-term debt in the amount of $247,000. The Company has extended payment of certain of its accounts payable and accrued liabilities beyond their stated terms. At October 27, 1996, the Company had long-term obligations, less current maturities, in the amount of $1,064,000, including $876,000 under its credit facility with Haymarket Co-operative Bank, $128,000 of loans payable to stockholders and $60,000 of deferred rent. The President and the Treasurer of the Company and each of the Company's subsidiaries have guaranteed the Company's obligations to the bank. As of October 27, 1996, the Company had borrowed the full amount available under this credit facility.

         The Company believes that its existing resources, cash flow from operations, and borrowings under its credit facility will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations and amounts, if any, to be received upon the proposed sale of its Framingham location. In addition, upon the sale of the Framingham location, the Company will benefit from the elimination of ongoing expenses associated with the location. During Fiscal 1996, the Company incurred rent and utility expenses at the Framingham location of $283,000. The Company is also seeking additional financing in order to fund its expansion plans and other cash flow requirements. There can be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expenses, or that the Company will be able to obtain such additional financing upon favorable terms, if at all. Failure of the Company to do so could result in the Company's failure to be able to meet its cash flow requirements.

"Safe Harbor" Statement Under the Private Securities Litigation
Reform Act of 1995:

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

                                     PART II
ITEM 1. Legal Proceedings.
        -----------------

No material litigation.

ITEM 2. Changes in Securities.
        ----------------------
None.

ITEM 3. Defaults Upon Senior Securities.
        --------------------------------
None.

ITEM 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     On October 18, 1996 the Company held its annual meeting of Stockholders. At the meeting, Stockholders were requested to act on the following three matters:
(i) to elect seven directors to serve for the ensuing year and until their successors are duly elected; (ii) to consider and act upon a proposal to amend to the 1994 NonEmployee Director Stock Option Plan; and (iii) to consider and act upon a proposal to amend the 1994 Combination Stock Option Plan and to approve the issuance of options to certain key employees.

     The Company set forth seven nominees for election to the Board of Directors, each of whom was elected. The nominees were George R. Chapdelaine, John P. Polcari, Jr., Terrance A. Smith, Richard J. Reeves, Joseph J. Caruso, Roger Lipton and Lucille S. Salhany.

     The results with respect to each of the nominees were as set forth below:

                 Nominee          FOR         AGAINST       ABSTAIN OR
                                                             WITHHELD

     George R. Chapdelaine     4,629,185      20,775         178,210

     John P. Polcari, Jr.      4,629,185      20,775           210

     Richard J. Reeves         4,623,185      25,775            0

     Terrance A. Smith         4,623,185      25,775            0

     Joseph J. Caruso          4,629,185      20,775            0

     Roger Lipton              4,629,185      20,775            0

     Lucille S. Salhany        4,629,185      20,875            0


     With respect to the proposal to amend the 1994 NonEmployee Director Stock Option Plan to increase the aggregate number of shares eligible for issuance thereunder from 30,000 shares to 500,000 shares and to provide for the issuance of additional options to the Company's independent directors, 2,582,470 shares were voted in favor of such proposal, 567,194 shares were voted against such proposal, 72,215 shares abstained and 1,596,791 shares represented broker non-votes.

     With respect to the proposal to amend the 1994 Combination Stock Option Plan to increase the aggregate number of shares eligible for issuance thereunder from 125,000 shares to 135,000 shares and to provide for the issuance of options to certain key employees, 4,803,295 shares were voted in favor of such proposal, 100 shares voted against such proposal and no shares abstained.

ITEM 5. Other Information.
        ------------------
None.

ITEM 6. Exhibits And Reports On Form 8-K.
        ---------------------------------

     (a) Exhibits.
         ---------


     Exhibit
     Number                  Exhibit
     --------                -------

     10.01          Form of Options to purchase an aggregate of 105,000 shares       Filed herewith **
                    of Common Stock granted to each of Messrs. Chapdelaine and
                    Polcari in consideration of their guaranties of obligations of Boston Restaurant Associates, Inc. under its credit
                    facility

     10.02          Option to purchase 12,600 shares of Common Stock granted to      Filed herewith **
                    Mr. Chapdelaine in consideration of his guaranty of
                    obligations of Boston Restaurant Associates, Inc. for
                    certain indebtedness regarding the Registrant's principal
                    executive offices in Saugus, Massachusetts

     10.03          Form of 1994 Non-Employee Director Stock Option Plan, as         Filed herewith **
                    amended through October 18, 1996

     10.04          Form of Stock Option Agreement between the Registrant and        Filed herewith **
                    certain key employees of the Registrant



     27             Financial Data Schedule                                          Filed herewith



** Management Contract or Compensatory Plan or Arrangement

---------------

     (b) Reports On Form 8-K.
         --------------------
         None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BOSTON RESTAURANT ASSOCIATES, INC.


Date:  December 10, 1996                   By: /s/ George R. Chapdelaine
                                               --------------------------
                                               George R. Chapdelaine, President
                                               and Chief Financial Officer