Form 10QSB
period 1997-01-26
BOSTON RESTAURANT ASSOCIATES INC
filed 1997-03-07
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended January 26, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from October 28 to January 26, 1997.


                             Commission File Number
                                     0-18369


                       BOSTON RESTAURANT ASSOCIATES, INC.
           (Name of Small Business Issuer as Specified in its Charter)

Delaware                                                      61-1162263
(State or Other                                               (I.R.S. Employer
Jurisdiction of                                               Identification
Incorporation or                                              No.).
Organization)


                                  999 Broadway
                           Saugus, Massachusetts 01906
                              (Address of Principal
                               Executive Offices)


                                  617-231-7575
                           (Issuer's Telephone Number
                              including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 7, 1997, 5,015,293 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX


                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  January 26, 1997.....................................   3

                  Condensed Consolidated Statements of Operations
                  for the thirteen weeks and thirty-nine weeks
                  ended January 26, 1997 and January 28, 1996..........   4

                  Condensed Consolidated Statements of Cash Flow
                  for the thirteen weeks and thirty-nine weeks
                  ended January 26, 1997 and January 28, 1996..........   5

                  Notes to condensed Consolidated Financial
                  Statements...........................................   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................   8



PART II-OTHER INFORMATION..............................................  18

SIGNATURES.............................................................  20

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                              January 26            April 28
                                                                                                 1997                 1996
                                                                                              ----------           ----------
ASSETS
Current:
   Cash and cash equivalents                                                                    $444,350             $159,564
   Accounts receivable                                                                           $50,944              $65,079
   Inventories                                                                                  $242,711             $232,427
   Prepaid expenses and other                                                                    $80,055              $66,609
                                                                                              ----------           ----------
      Total current assets                                                                      $818,060             $523,679

Net property and equipment                                                                    $3,083,416           $2,739,681
Other assets                                                                                    $734,425             $752,624
                                                                                              ----------           ----------
         Total assets                                                                         $4,635,901           $4,015,984
                                                                                              ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                             $490,527             $885,791
   Accrued liabilities                                                                          $853,372           $1,021,641
   Current maturities:
    Notes payable-stockholder                                                                     $4,225               $4,038
    Long-term debt                                                                              $229,721             $144,836
    Subordinated debentures                                                                           $0              $84,000
                                                                                              ----------           ----------
      Total current liabilities                                                               $1,577,845           $2,140,306

Long-term obligations:
   Notes payable-stockholders, less current maturities                                          $126,877             $130,072
   Long-term debt, less current maturities                                                      $818,926             $474,414
   Convertible subordinated debentures                                                          $700,000                   $0
   Deferred rent                                                                                 $59,071              $60,871
                                                                                              ----------           ----------
         Total liabilities                                                                    $3,282,719           $2,805,663

Stockholders' equity
   Common stock, $.01 par value, 25,000,000
   shares authorized, 5,015,293 shares issued                                                    $50,150              $50,150
   Additional paid in capital                                                                 $8,953,788           $8,953,788
   Accumulated deficit                                                                       ($7,650,756)         ($7,793,617)
                                                                                              ----------           ----------
   Total stockholders' equity                                                                 $1,353,182           $1,210,321

      Total liabilities and stockholders' equity                                              $4,635,901           $4,015,984
                                                                                              ==========           ==========






                             See accompanying notes.

               BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)





                                                  Thirteen Weeks Ended                          Thirty-nine Weeks Ended

                                            January 26               January 28             January 26               January 28
                                               1997                     1996                   1997                     1996
                                            ----------             -----------              ----------              ----------
Sales                                       $2,856,969              $2,325,664              $8,669,099              $8,407,824
Cost of food and beverage                     $613,350                $557,635              $1,964,328              $2,019,968
Payroll                                       $857,037                $856,854              $2,644,613              $2,919,929
Other operating expenses                    $1,030,553                $958,601              $2,940,801              $2,932,171
General and administrative                    $300,609                $531,349                $888,645              $1,371,415
Loss from store closure                             $0                $821,598                      $0                $821,598
                                            ----------             -----------              ----------              ----------
Income/(Loss) from operations                  $55,420             ($1,400,373)               $230,712             ($1,657,257)

Other(income)                                  ($1,190)                ($3,355)                ($3,494)               ($53,698)
Interest(income)                               ($1,136)                ($2,144)                ($1,136)                ($5,305)
Interest expense                               $37,689                  $6,864                 $92,487                 $17,098
                                            ----------                --------              ----------              ----------
Net Income/(Loss)                              $20,057             ($1,401,738)               $142,855             ($1,615,352)
                                            ==========                ========              ==========              ==========
Income/(Loss) per share                         $0.004                 ($0.28)                  $0.03                  ($0.32)
                                            ==========                ========              ==========              ==========

Weighted average number of
common shares outstanding                    5,015,293               5,015,293               5,015,293               5,015,293
                                            ==========                ========              ==========              ==========













                             See accompanying notes.
                                        4

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      Thirty-nine Weeks Ended
                                                                                    January 26           January 28
                                                                                       1997                 1996
                                                                                   ----------             --------
 Cash flows used for operating activities                                           ($113,706)           ($762,602)
                                                                                   ----------             --------
 Cash flows from investing activities:
   Proceeds from sale of property                                                          $0             $260,000
   Additions to property and equipment                                              ($610,935)           ($460,422)
   Additions to other assets                                                         ($32,966)             ($5,224)
                                                                                   ----------             --------
                  Cash flows used for investing activities                          ($643,901)           ($205,646)
                                                                                   ----------             --------
 Cash flows from financing activities:
   Repayments of long-term debt                                                     ($142,548)                  $0
   Repayments of stockholders loans                                                   ($3,004)             ($2,846)
   Repayment of convertible subordinated debentures                                  ($84,000)            (100,000)
   Proceeds from convertible subordinated debentures                                 $700,000                   $0
   Proceeds from long-term debt                                                      $571,945             $412,062
                                                                                   ----------             --------
                  Cash flows provided by financing activities                      $1,042,393             $309,216
                                                                                   ----------             --------
Increase (decrease) in cash and cash equivalents                                     $284,786            ($659,032)

 Cash and cash equivalents at beginning of period                                    $159,564             $688,978
                                                                                   ----------             --------
 Cash and cash equivalents at end of period                                          $444,350              $29,946
                                                                                   ==========             ========












                             See accompanying notes.
                                        5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SUMMARY OF ACCOUNTING POLICIES
                                JANUARY 26, 1997
                                   (Unaudited)





NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period and thirty-nine week periods ended January 26, 1997 are not necessarily indicative of the results that may be expected for the year ending April 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB, for the year ended April 28, 1996. The balance sheet at April 28, 1996 has been derived from the audited financial statements at that date.

         The accompanying statements of operations and cash flows for the 39 week, Fiscal 1997 period reflect the consolidated operations and cash flow of two casual dining Italian restaurants and nine Pizzeria Regina restaurants. The accompanying statements of operations and cash flows for the 39 week, Fiscal 1996 period, reflect the consolidated operations and cash flows of two casual dining Italian restaurants for the entire period, two casual dining Italian restaurants for a portion of the period, and seven Pizzeria Regina Restaurants.

         At the October 18, 1996 annual stockholders meeting, the stockholders approved an amendment to the Company's 1994 Non- Employee Director Stock Option Plan (the "Director's Plan), pursuant to which each eligible director will receive 10,000 options to purchase 10,000 shares of Common Stock, on March 15 and September 15 of each year commencing on March 15, 1996. In addition, each eligible director will receive an option to purchase 10,000 shares of Common Stock when such person has served a term of five consecutive years on the Company's Board of Directors. Under the Director's Plan, as amended, each of Mr. Smith, Mr. Reeves, and Mr. Caruso received options to purchase 10,000 shares of Common Stock on March 15, 1996 and September 15,

1996.  Mr. Smith also received an additional option to purchase
10,000 shares of Common Stock on March 15, 1996 in recognition of his having served as a director for five consecutive years.

         The shareholders also approved an increase in the number of shares reserved for issuance under the Company's 1994 Combination Stock Option Plan (the "Combination Plan"). Subsequent to that meeting, options to purchase an aggregate of 83,000 shares of Common Stock were granted under the Combination Plan.

         On December 31, 1996 the Company completed the sale, in a transaction exempt from registration under Section 42 of the Securities Act of 1933, as amended (the "Securities Act"), to a limited number Accredited Investors of a series of 15-Year Variable Rate Convertible Subordinated Debentures (the "Debentures"), in the aggregate principal amount of $700,000.

         The Debentures presently bear interest at a rate of 8% per annum. The Debentures are convertible into shares of the Company's Common Stock, at a conversion price of $1.25 per share, subject to other terms and conditions specified in the Debentures.

         In connection with the sale of Debentures, the Company used the services of a placement agent (the "Placement Agent"). As compensation for services rendered as a Placement Agent the Company issued a Stock Purchase Warrant entitling the Placement Agent the right to purchase up 350,000 shares of Company's Common Stock (the "Warrant"), at an initial exercise price of $3.00 per share, subject to other terms and conditions specified in the Warrant. The purchase rights of the Warrant are exercisable in whole or in part until December 31, 2006.

                  ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


Results of Operations:

Overview:

         In the thirteen weeks ended January 26, 1997, the Company reported a net income of $20,057 compared to a net loss of $1,401,738 for the quarter ended January 28, 1996. The Company attributes this turn-around to the substantial completion of the restructuring of its Capucino's(R) and Bel Canto(R) restaurant operations during which the Company closed its Cambridge Capucino's restaurant (May 1995), converted its Saugus Capucino's restaurant location into a Polcari's North End(TM) restaurant (completed March 1995), closed its Framingham Capucino's restaurant location (June 1995), sold its Wellesley Bel Canto restaurant location (October 1995), and converted its Brookline Capucino's location into a Pizzeria Regina(R) restaurant (completed February 1996). The Company is also currently negotiating the sale of its Framingham location and in Fiscal 1996, reduced the carrying value of the assets related to that location to reflect its estimated realizable value in connection with such sale. The Company will continue to operate its Lexington Bel Canto's through the termination of the lease at this location (November, 1998). The Company's net income in the current Fiscal quarter is substantially attributable to the income generated by the Company's Pizzeria Regina restaurant business, which has remained profitable throughout the Company's restructuring.


Thirteen Weeks Ended January 26, 1997, as Compared to Thirteen
Weeks Ended January 28, 1996:

Revenues:

         Net sales in the current period were $2,857,000 compared to net sales in the prior year's period of $2,326,000. Net sales in the current period increased at the Company's Pizzeria Regina restaurants, due primarily to the opening of the two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location) and at the Polcari's North End restaurant as compared to the prior year's period. These increases were partially offset by the reduction in revenue resulting from the closure or conversion of three of the Company's full-service Capucino's and the sale of the Wellesley Bel Canto restaurant.

         Net sales at the Company's Pizzeria Regina restaurants increased to $2,037,000 in the current period from $1,555,000 in the prior year's period. This increase was primarily attributable to the addition of sales from the Company's converted Brookline Pizzeria Regina restaurant, the opening of two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location).

         Net sales at the Company's full service casual dining restaurants increased to $810,000 in the current period from $767,000 in the prior year's period. This increase was primarily attributable to the addition of sales from the Company's Polcari's North End restaurant, partially offset by a decrease in sales from the Company's Bel Canto's restaurants. Sales at the Polcari's North End restaurant in the current period increased by over $126,000 from the sales in the prior year's period. Net sales at the Company's Bel Canto's restaurants were $191,000 in the current Fiscal 1997 period compared to $241,000 for the same period in Fiscal 1996. The decrease in sales was primarily due to the sale of the Wellesley Bel Canto in November 1995 and reduced sales at the remaining Lexington Bel Canto's.

Costs and Expenses:

Cost of Food and Beverages:

         Cost of food and beverages as a percentage of net sales was 21% in the third quarter of Fiscal 1997 compared to 24% in the third quarter of Fiscal 1996. This decrease was primarily due to a greater portion of the Company's net sales being derived from the higher margin Pizzeria Regina locations.

         The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 18% and 20% in the Fiscal 1997 and 1996 periods, respectively. The cost of food and beverages as a percentage of net sales decreased at the Pizzeria Regina restaurants principally due to lower food costs and an increase in selling prices.

         The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 31% and 32% in the Fiscal 1997 and 1996 periods, respectively. This decrease was primarily due to the Company's Bel Canto's and Polcari's restaurants where the cost of food and beverages as a percentage of net sales decreased due to the introduction of a new menu, resulting in a favorable menu mix.

Payroll Expenses:

         Payroll expenses were $857,000 (30% of net sales) in the current period compared to payroll expenses in the prior year's period of $857,000 (37% of net sales). The decrease in payroll expenses as a percentage of sales was primarily attributable to the addition of two Pizzeria Regina food courts, which have a more favorable payroll and the closure or conversion of three and the sale of one of the Company's full-service casual dining restaurants during Fiscal 1996, which have higher payroll costs than the Pizzeria Regina's restaurants.

         Payroll expenses at the Pizzeria Regina restaurants increased to $555,000 (27% of net sales) in the current period from $489,000 (31% of net sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the conversion of the Company's Brookline Capucino's restaurant into a full service Pizzeria Regina and the opening of two new Pizzeria Regina Food Court restaurants (one of which replaced an in-line restaurant at the same location).

         Payroll expenses at the Company's full service casual dining restaurants decreased to $274,000 (34% of net sales) in the current period from $342,000 (45% of net sales) in the prior year's period, reflecting the closure or conversion of three, and the sale of one of the Company's restaurants in Fiscal 1996.

Payroll expenses at the Company's commissary increased to $28,000 for Fiscal 1997 compared to $26,000 in Fiscal 1996.

Other Operating Expenses:

         Other operating expenses from the Pizzeria Regina restaurants increased to $678,000 (33% of net sales) in the current period from $532,000 (34% of net sales) in the prior year's period. This increase is primarily attributable to the conversion of the Brookline Capucino's restaurant into a Pizzeria Regina restaurant and the opening of the two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location).

         Other operating expenses at the Company's full service casual dining restaurants decreased to $331,000 (41% of net sales) in the current period from $407,000 (53% of net sales) in the prior year's period. This decrease was primarily attributable to the closures of the Cambridge Capucino's restaurant, the Framingham Capucino's restaurant, and the sale of the Wellesley Bel Canto restaurant during Fiscal 1996, which was partially offset by increased costs associated with the Polcari's North End restaurant. Other operating expenses also include commissary expenses of $22,000 in both Fiscal 1997 and Fiscal 1996 periods.

General and Administrative Expenses:

         General and administrative expenses were $301,000 (11% of net sales) in the current period, as compared to $531,000 (23% of net sales) in the prior year's period. The decrease in general and administrative expenses was principally due to a reduction in administrative personnel, office rent (due to the relocation of the corporate office to Saugus, MA) and a decrease in depreciation and amortization (attributable to the sale of equipment previously used in full service restaurants), and legal expenses.

Interest Expense:

         Interest expense increased to $38,000 in the current period as compared to interest expense in the prior year's period of $7,000. This increase is primarily attributable to the Company's use of the long term credit facility with Haymarket Co-operative Bank, the equipment lease contracts with HCB Corporation and the interest expense associated with the convertible subordinated debentures issued on December 31, 1996.

Thirty-Nine Weeks Ended January 26, 1997 as Compared to Thirty-
Nine Weeks Ended January 28, 1996.

Revenues:

         Net sales in the first three quarters of Fiscal 1997 period were $8,669,000, compared to net sales in the first three quarters of Fiscal 1996 period of $8,408,000. Net sales in the 1997 period increased primarily due to the opening of two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location) and increased sales at the Polcari's North End restaurant. These increases were partially offset by the conversion of the Company's full service Capucino's and the sale of the Wellesley Bel Canto restaurant.


         Net sales at the company's Pizzeria Regina restaurants increased to $6,002,000 in the Fiscal 1997 period from $4,938,000 in the Fiscal 1996 period primarily due to the opening of two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location) and the addition of sales from the Company's converted Brookline Pizzeria Regina restaurant.

         Net sales at the Company's full service casual dining restaurants decreased to $2,636,000 in the Fiscal 1997 period from $3,445,000 in the Fiscal 1996 period. While sales at the Polcari's North End restaurant in the Fiscal 1997 period increased by over $310,000, this increase was offset by the closure or conversion of three and the sale of one of the Company's full service casual dining restaurants during Fiscal 1996.

Costs, Expenses and Other Income:


Cost of Food and Beverages:

         Cost of food and beverages as a percentage of net sales was 23% in the Fiscal 1997 period as compared to 24% in the Fiscal 1996 period. This was primarily due to the opening of two new Pizzeria Reginas' (one of which replaced an in-line restaurant at the same location). Pizzeria Regina enjoys a lower percentage cost than the Company's full service Italian restaurant.

         The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 19% in both the Fiscal 1997 and Fiscal 1996 periods.

         The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 31% in both the Fiscal 1997 and 1996 periods.

Payroll Expenses:

         Payroll expenses were $2,645,000 (31% of net sales) in the Fiscal 1997 period, compared to payroll expenses in the Fiscal 1996 period of $2,920,000 (35% of net sales). The decrease in payroll expenses was primarily attributable to the closure or conversion of three and the sale of one of the Company's full service casual dining restaurants during Fiscal 1996 which was partially offset by the opening of two new Pizzeria Reginas' (one of which replaced an in-line restaurant at the same location).

         Payroll expenses at the Pizzeria Regina restaurants increased to $1,687,000 (28% of net sales) in the Fiscal 1997 period from $1,425,000 (29% of net sales) in the Fiscal 1996 period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the conversion of the Brookline Capucino's restaurant into a full service Pizzeria Regina and the opening of two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location).

         Payroll expenses at the Company's full service casual dining restaurants decreased to $869,000 (33% of net sales) in the Fiscal 1997 period from $1,411,000 (41% of net sales) in the Fiscal 1996 period. The decrease in payroll expenses was primarily attributable to the closure or conversion of three and the sale of one of the Company's full service restaurants in Fiscal 1996. Payroll expenses at the Company's commissary increased to $89,000 in Fiscal 1997 period compared to $84,000 in the Fiscal 1996 period.

Other Operating Expenses:

         Other operating expenses in the Fiscal 1997 period were $2,941,000 (34% of net sales), compared to $2,932,000 (35% of net sales) in the Fiscal 1996 period. The increase in other operating expenses in the Fiscal 1997 period was primarily attributable to the conversion of the Brookline Capucino's restaurant to a Pizzeria Regina restaurant and the opening of two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location). The increase in operating expenses was partially offset by the closure of the Braintree Pizzeria Regina restaurant and to the Company's full service restaurant closures and sale.

         Other operating expenses from the Pizzeria Regina restaurants increased to $1,955,000 (33% of net sales in the Fiscal 1997 period from $1,567,000 ( 32% of net sales) in the Fiscal 1996 period. This increase was primarily attributable to the conversion of the Brookline Capucino's restaurant to a Pizzeria Regina restaurant and the opening of two new Pizzeria Regina food court restaurants (one of which replaced an in-line restaurant at the same location).

         Other operating expenses at the Company's full service casual dining restaurants decreased to $923,000 (35% of net sales)in the Fiscal 1997 period from $1,304,000 (38% of net sales) in the Fiscal 1996 period. This decrease was primarily attributable to the closure of the Framingham and Cambridge Capucino's restaurants, the sale of the Wellesley Bel Canto restaurant, and the conversion of Brookline Capucino's into a Pizzeria Regina restaurant during Fiscal 1996. This decrease was partially offset by increased variable costs associated with increased sales at the Polcari's North End restaurant. Other operating expenses also include commissary expenses of $63,000 in the Fiscal 1997 period compared to $62,000 in the Fiscal 1996 period.

General and Administrative Expenses:

         General and administrative expenses were $889,000 (10% of net sales) in the Fiscal 1997 period, as compared to $1,371,000 (16% of net sales) in the Fiscal 1996 period. The decrease in general and administrative expenses in the Fiscal 1997 period as compared to the Fiscal 1996 period was primarily due to the reduction in administrative personnel, office rent and a decrease in depreciation and amortization (attributable to the sale of equipment previously used in full service restaurants)and legal expenses.

Other Income:

         Other income in the Fiscal 1997 period decreased to $3,000 when compared to $54,000 in Fiscal 1996 which was as a result of the gain realized on the sale of the Company's Wellesley Bel Canto restaurant which occurred in Fiscal 1996.

Interest Expense:

         Interest expense increased to $92,000 in the Fiscal 1997 period as compared to interest expense in the Fiscal 1996 period of $17,000. This increase reflects the Company's use of the long-term credit facility with Haymarket Co-operative Bank, the equipment lease contracts with HCB Corporation, and the interest expense associated with the convertible subordinated debentures issued on December 31, 1996.

Liquidity and Capital Resources:

         At January 26, 1997, the Company had a negative net working capital of approximately $760,000 and cash and cash equivalents of approximately $444,000 compared to a negative net working capital of approximately $1,617,000 and cash and cash equivalents of approximately $160,000 at April 28, 1996 (Fiscal 1996 Year End).

         During the thirty-nine weeks ended January 26, 1997, the Company had a net increase in cash and cash equivalent of $285,000 reflecting net cash used for operating activities of $114,000, net cash used for investing activities of $644,000, and net cash provided by financing activities of $1,042,000. Net cash used for operating activities included the reduction of $168,000 of accrued expenses, $395,000 in accounts payable, and the reduction in accounts receivable of $14,000. Changes in operating activities also included $318,000 in depreciation and amortization, and a change in inventory of $10,000, prepaid expenses of $13,000, and net income of $143,000 for the period included in operating activities. Net cash used in investing activities primarily reflects costs associated with the construction of the new Braintree, Massachusetts Pizzeria Regina food court and the new Marlboro, Massachusetts Pizzeria Regina food court. Net cash provided by financing activities are funds provided by Haymarket Co-operative Bank, HCB Leasing Corporation, and from convertible subordinated debentures, less principal repayments of debt.

         At January 26, 1997, the Company had current liabilities of $1,578,000, including $491,000 of accounts payable, $853,000 of accrued liabilities and current maturities of long-term debt in the amount of $234,000. At January 26, 1997, the Company had long-term obligations, less current maturities, in the amount of $1,705,000, including $819,000 under its credit facility with Haymarket Co-operative Bank, $127,000 of loans payable to stockholders, convertible subordinated debentures of $700,000, and $59,000 of deferred rent. The President and the Treasurer of the Company and each of the Company's subsidiaries have guaranteed the Company's obligations to the bank. As of January 26, 1997, the Company had borrowed the full amount available under this credit facility.

         On December 31, 1996, the Company completed the sale, in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), to a limited number Accredited Investors of a series of 15-Year Variable Rate Convertible Subordinated Debentures (the "Debentures"), in the aggregate principal amount of $700,000.

         The Debentures presently bear interest at a rate of 8% per annum. The Debentures are convertible into shares of the Company's common stock, $.01 par value per share (the Common Stock"), at a conversion price of $1.25 per share, subject to other terms and conditions specified in the Debentures.

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

                                     PART II

ITEM 1.           Legal Proceedings
                  -----------------
                  No material litigation.


ITEM 2.           Changes in Securities
                  ---------------------

         On December 31, 1996 the Company completed the sale, in a transaction exempt from registration under Sec 42 of the Securities Act of 1933, as amended (the "Securities Act"), to a limited number Accredited Investors of a series of 15-Year Variable Rate Convertible Subordinated Debentures (the "Debentures"), in the aggregate principal amount of $700,000.

         The Debentures presently bear interest at a rate of 8% per annum. The Debentures are convertible into shares of the Company's Common Stock, at a conversion price of $1.25 per share, subject to other terms and conditions specified in the Debentures.

         In connection with the sale of Debentures, the Company used the services of a placement agent (the "Placement Agent"). As compensation for services rendered as a Placement Agent the Company issued a Stock Purchase Warrant entitling the Placement Agent the right to purchase up 350,000 shares of Company's Common Stock (the "Warrant"), at an initial exercise price of $3.00 per share, subject to other terms and conditions specified in the Warrant. The purchase rights of the Warrant are exercisable in whole or in part until December 31, 2006.


ITEM 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None

ITEM 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

ITEM 5.           Other Information
                  -----------------
                  None

ITEM 6.           Exhibits And Reports on Form 8-K
                  --------------------------------
                  A) Exhibits

                           Exhibit 27 - Financial Statement

                  B) Reports on Form 8-K

                           On 28 January, 1997 the Company filed with the

Security and Exchange Commission a report on Form 8-K in regards to a 15 year Variable Rate Convertible Subordinate Debenture.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            BOSTON RESTAURANT ASSOCIATES, INC.

                                            /s/George R. Chapdelaine
                                            --------------------------------
Date:                                       By: George R. Chapdelaine
                                                President and Chief
                                                Executive Officer