Form 10KSB
period 1997-04-27
BOSTON RESTAURANT ASSOCIATES INC
filed 1997-07-28
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the fiscal year ended April 27, 1997. (No Fee required)

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934(No fee required)

         For the transition period from ________ to ________.

                             Commission File Number
                                     0-18369

                       BOSTON RESTAURANT ASSOCIATES, INC.
                       ----------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

             Delaware                                    61-1162263
             --------                                    ----------
             (State or Other                             (I.R.S. Employer
             Jurisdiction of                             Identification No.)
             Incorporation or
             Organization)

999 Broadway, Suite 400
Saugus, Massachusetts               (617)231-7575                       01906
--------------------                -------------                       -----
(Address of Principal               (Issuer's Telephone Number        (Zip Code)
Executive Offices)                  Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                                         Name of Each Exchange
Title of Each Class                                      on Which Registered
-------------------                                      -----------------------
Common stock, $.01 par value per share
Redeemable Common Stock Purchase Warrants            Boston Stock Exchange

         Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

                             Redeemable Common Stock
                                Purchase Warrants
                                -----------------
                                (Title of Class)

     Check whether the issuer: (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

     Check if disclosures of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $11,410,886.

     The aggregate market value of registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of July 25, 1997 was $4,687,928 based upon the average closing bid and asked prices of such stock on that date as reported on the NASDAQ Small-Cap Market on that date. As of July 25, 1997 there were 5,015,693 shares of the registrant's Common Stock, $.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

PART I
------

ITEM 1.  BUSINESS
-----------------

General

     Boston Restaurant Associates, Inc. (the "Company") owns and operates a chain of eight pizzerias under the name Pizzeria Regina(R) and two full service restaurants in the Boston, Massachusetts metropolitan area. The Company's primary full service restaurant is based upon the Polcari's North End(TM) Italian/American, family style restaurant concept and is operated under the name Polcari's North EndTM. The Company's other full service restaurant is operated under the name Bel Canto(R).

     Founded in 1926, the original Pizzeria Regina restaurant has served its signature Neapolitan style, thin crust pizza, prepared in gas-fired brick ovens, for more than 65 years. The Company believes that the Pizzeria Regina pizza and brand name are local symbols of superior and distinctive pizza. These restaurants are fast service, high volume pizzerias that feature premium brick oven pizza. Of the eight Pizzeria Regina restaurants, five are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), one is a self-service restaurant (food court style with broader menu selections including pasta and submarine sandwiches and in-restaurant seating), and two are wait-service restaurants (full-service style emphasizing whole pizzas with in-restaurant seating). See "Pizzeria Regina Restaurants."

     The Polcari's North End restaurant concept seeks to create an Italian/American, family-style, casual dining ambiance that captures the community spirit of the 1940's and 1950's in Boston's Italian North End neighborhood. The Company's Polcari's North End restaurant highlights exposed gas-fired brick ovens in open view of diners. In addition, memorabilia and photographs depicting 1940 and 1950 scenes in Boston's North End are used to create a neighborhood atmosphere rich with history. The restaurant also features large tables of six or more seats to encourage family style dining and a value-oriented menu that includes branded Pizzeria Regina pizza, large Italian/American pasta dishes, and fresh baked breads. See "Polcari's North End Restaurant."

     The Company's Bel Canto full service restaurant is a moderately priced casual dining Italian style restaurant.

     In April 1994, the stockholders of Pizzeria Regina, Inc. ("PRI") acquired a 60% interest in Capucino's, Inc. (the "Capucino's Acquisition"), which was then operating four Capucino's restaurants (one of which has been converted into a Polcari's North End restaurant, and three of which have been closed). The Company's Bel Canto restaurant was acquired by the Company in 1991. See "Bel Canto and Capucino's Restaurants" and "Capucino's Acquisition."

     The Company plans to expand its operations by opening additional Pizzeria Regina food court kiosks in high volume retail malls as the opportunities present themselves. The expansion of the Polcari's North End concept will be dependent upon market opportunities and the Company's overall financial and management resources. The specific rate at which the Company is able to open new restaurants will be determined by many factors, including the Company's success in obtaining adequate financing, identifying satisfactory sites, negotiating satisfactory leases, securing requisite governmental permits and approvals, and training management personnel. There can be no assurance that the Company will have the resources to expand that expansion will not be more costly than anticipated or that current and future sites will operate profitably.

     The Company's principal offices are located at 999 Broadway, Saugus, Massachusetts 01906 and its telephone number is (617)231-7575. As used in this Report, unless otherwise indicated, the term Company refers to Boston Restaurant Associates, Inc. and its subsidiaries (including PRI). All references to Capucino's Inc. in this Report refer to the Company prior to the Capucino's Acquisition. All references to PRI in this Report refer to Pizzeria Regina, Inc. which became a wholly-owned subsidiary of the Company in connection with the Capucino's Acquisition but which was prior to that time, an independently privately owned entity.

Pizzeria Regina Restaurants

     The Company's signature product, its premium Neapolitan style, thin crust, brick oven pizza, features a proprietary dough and pizza sauce and whole-milk mozzarella cheese, which the Company believes combine to produce a distinct flavor and superior pizza. These pizzas are offered with a wide variety of fresh vegetable and cured meat toppings. By baking its pizza in gas-fired brick ovens, at very high temperatures for short periods of time, the Company is able to produce a light, evenly cooked crust while preserving the flavor and moisture of the toppings. In addition, the speed of the baking process enables the Company to provide fast service and cater to high volume. The Company believes that the quality of its pizza resulting from its proprietary ingredients and baking process should enable it to appeal to both the lunch and dinner markets.

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

     The eight Pizzeria Regina restaurants currently operated by the Company are located in the Boston metropolitan area. These restaurants are fast service, high volume pizzerias that feature premium pizza and cater primarily to the lunchtime diner with the exception of the original North End location, which services both the lunch and dinner markets. Of these eight restaurants, five are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), one is a self-service restaurant (food court style with broader menu selections including pasta and submarine sandwiches and in-restaurant seating), and two are wait-service restaurants (full-service style emphasizing whole pizzas with in-restaurant seating).

     The Company intends to open additional Pizzeria Regina food court kiosks primarily in retail malls within metropolitan areas in Massachusetts and other states. The Company currently operates five food court kiosks located in the Quincy Market/Fanueil Hall Marketplace on the Boston, Massachusetts waterfront, and Longwood Medical Center, also in Boston; South Shore Plaza, Braintree, Massachusetts; Solomon Pond Mall, Berlin/Marlborough Massachusetts; and the Burlington Mall in Burlington, Massachusetts. The food court kiosks primarily serve pizza slices with multiple topping choices and operate side-by-side with other fast food vendors. Menu items are presented in a self-service, take-out style designed to allow customers to order, pay for and consume their food in a very short period of time. Customers who desire to sit down after purchasing their food may join customers of other food court vendors in one or more designated common areas within the mall. The focused menu, self-service, take-out style and common seating provide food court customers with a fast dining, low cost alternative relative to more traditional full service restaurants.

     Based on the Company's experience and articles from trade journals, the Company believes there is a trend at retail malls to retrofit and upgrade food courts to emphasize fast food as one of the emerging focal points of malls. The Company further believes that lunchtime diners who visit retail shopping malls seek high quality, quick service meals in a food court setting, and that the premium quality of its brick oven pizza should position it to compete effectively in food court locations.

          The Burlington Mall food court kiosk represented the first of the Company's planned kiosk expansion, having been opened by the Company in November 1994 upon the completion of the renovation of the food court in that mall. The Company further expanded its food court kiosk operations with the addition of kiosks in the Solomon Pond Mall in Marlborough, Massachusetts, and the South Shore Plaza Mall in Braintree, Massachusetts. The food courts in the Solomon Pond Mall and the South Shore Plaza Mall both opened in the beginning of August, 1996. Management currently estimates that the cost of opening a typical food court kiosk is approximately $350,000 to $400,000. There can be no assurance that the Company will be able to obtain financing necessary to construct additional food courts kiosks, that the Company will be able to complete the construction of new kiosks on a timely basis and within budget, if at all, or that the Company will be able to operate these kiosks successfully. The Company has preliminarily identified other potential site locations that it believes will become available during the next 24 months.

         Two of the Company's Pizzeria Regina restaurants (a food court kiosk and a wait-service restaurant), both of which are located in the Quincy Market/Faneuil Hall Marketplace in Boston, Massachusetts, had leases that expired on December 31, 1995. The Company entered into a new food court kiosk lease on 1 January, 1996, which is the more successful of the two restaurants, that runs through December 2000. The Company anticipates closing the wait-service restaurant at the termination of the lease on or before December 31, 1997 at which time it will seek to enter into a lease for additional space for a full service restaurant in the Quincy Market/Faneuil Hall Marketplace. While there can be no assurance in this regard, the Company believes, based upon communications with the landlord of this location, that it will be able to successfully negotiate a new lease for a wait service location.

Polcari's North End Restaurant

     The Company's Polcari's North End restaurant concept is designed to create an Italian/American, family-style, casual dining ambiance that captures the community spirit of the 1940's and 1950's in Boston's Italian North End neighborhood. The Company's first Polcari's North End restaurant highlights exposed gas-fired brick ovens in open view of diners. In addition, memorabilia and photographs depicting 1940 and 1950 scenes in Boston's North End are used to create a neighborhood atmosphere rich with history. The restaurant also features large tables of six or more seats to encourage family style dining and a value-oriented menu that includes branded Pizzeria Regina pizza, large Italian/American pasta dishes and fresh baked breads.

     In 1909, John B. Polcari, Sr., the patriarch of the Polcari family, opened a neighborhood Italian groceria opposite the original North End Pizzeria Regina. In 1946, he purchased this Pizzeria Regina. Mr. Polcari's son, John P. Polcari, Jr., later operated Polcari's Restaurant, a well-known North End restaurant for more than 30 years prior to its closure in 1989. Management believes that the Polcari name evokes the Bostonian's image of immigrant, Italian/American food.

     In March 1995, the Company opened its first Polcari's North End restaurant in Saugus, Massachusetts by converting its existing Capucino's restaurant at the same location. In 1997 the lounge area was expanded. The Company may in the future review opportunities to open additional Polcari's North End restaurants. Such expansion will be dependent upon market opportunities and the Company's overall financial and management resources.

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

     The Company completed the conversion of its Brookline, Massachusetts Capucino's restaurant into a full service Pizzeria Regina in February 1996 and subsequently closed the restaurant in May 1997 at the termination of the existing lease due to the inability to negotiate a new lease at a favorable rent. The Saugus, Massachusetts Capucino's restaurant was converted into a Polcari's North End restaurant in March 1995. See "Pizzeria Regina Restaurants" and "Polcari's North End Restaurants." The Company closed its Capucino's restaurant in Framingham, Massachusetts in June 1995 with the intention of converting it into a Polcari's North End restaurant. The conversion of this location was delayed while the Company refined the Polcari's North End concept in the Saugus location. The Company subsequently determined that it would be in its best interest to sell the restaurant and completed the sale in April of 1997.

Restaurant Operations

     The Company invests substantial time and effort in its training programs which focus on all aspects of restaurant operations, including kitchen, bar and dining room operations, food quality and preparation, alcoholic beverage service, liquor liability avoidance, customer service and employee relations. The Company holds regular meetings of its managers, which cover new products, continuing training and other aspects of business management. Managers also attend seminars, which are periodically conducted by Company personnel and outside experts, on a broad range of topics.

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

     The Company believes centralized financial and management controls are fundamental to improving operating margins. These controls are maintained through the use of an automated data processing system and prescribed reporting procedures. Each restaurant has a point-of-sale system that captures restaurant operating information. The restaurants forward daily sales reports, vendor invoices, payroll information and other data to the Company's corporate headquarters. Company management utilizes this data to centrally monitor costs, sales mix and to prepare periodic financial management reports. This system is also used for budget analysis, planning and determining menu composition. Restaurant managers perform daily inventories of key supplies. All other supplies are inventoried weekly at the Pizzeria Regina restaurants and are inventoried biweekly at the Polcari's North End and Bel Canto restaurants. Cash is controlled through deposits of sale proceeds in local operating accounts following each restaurant shift with respect to the Pizzeria Regina and Bel Canto locations and following each business day with respect to Polcari's North End location, the balances of which are wire transferred daily to the Company's principal operating account.

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

     The Company negotiates on a centralized basis directly with wholesale suppliers of high volume food ingredients such as cheese, tomato sauce, and flour to ensure consistent quality and freshness of products across its restaurants and to obtain competitive pricing. These ingredients are then purchased by the Company's distributor at the negotiated price and redistributed to the Company's restaurants. All other food ingredients and beverage products are purchased directly by the general manager of each restaurant in accordance with corporate guidelines. The

Company believes that all essential food and beverage products are available from many qualified wholesale suppliers.

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

     Sales volumes at the Company's full service restaurants are typically higher in the fall and spring months. The Company attributes this to an influx of the student population near the restaurants, which are located close to colleges and moderate weather conditions during these seasons.

Employees

     As of July 25, 1997, the Company had approximately 250 employees of whom 10 were corporate and administrative personnel, 33 were field supervision or restaurant managers or management trainees, and the remainder was hourly restaurant personnel. Many of the Company's hourly employees work part-time. The Company believes that its relationship with its employees is good. None of the Company's employees are covered by a collective bargaining agreement.

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

     The Company anticipates that it will obtain greater name recognition due to the increase in distribution channels for its premium Pizzeria Regina brick oven pizza through the development of additional Pizzeria Regina food court kiosks. In addition, management believes that the centralization of its restaurants within the greater Boston and neighboring areas will enable the Polcari's North End restaurant to benefit from the recognition of the Pizzeria Regina and Polcari names. The Company plans to rely upon local advertising, high-volume traffic flow at retail malls, and word of mouth exposure.

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

     Capucino's Inc. was incorporated in May 1989. In March 1990 Capucino's, Inc. conducted a public offering of its securities and at all times since March 1990, the Company's Common Stock has traded on the NASDAQ Small-Cap Market.

     The Polcari family purchased the original Pizzeria Regina restaurant in 1946 and incorporated under the name Boston Restaurant Associates, Inc. in 1986. In 1991, PRI acquired the assets of the Bel Canto restaurants through its wholly owned subsidiary Bel Canto Restaurants, Inc.

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


     "Pizzeria Regina" and the crown design logo are registered trademarks of the Company. The Company has applied with the United States Patent and Trademark Office to register the "Polcari's" logo, "Polcari's North End" and the Regina service marks. Regina on Tap is a trademark of the Company.

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

     A significant portion of the Company's revenues at the Polcari's North End, Bel Canto, and the original Pizzeria Regina is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants which serve alcohol to apply to a state authority and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of the Company to obtain or retain liquor or food service licenses could have a material adverse affect on the particular restaurant's operations and the business of the Company generally.

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

     The Company's restaurant operations are all subject to federal and state laws governing such matters as the proposed government mandated health insurance, over which the Company has no control. Significant numbers of the Company's service, food preparation and other personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage could increase the Company's labor costs.

     The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental laws and regulations.


ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

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

     The following table sets forth certain information with respect to the Company's restaurant properties:


Lease                               Approx.         Seating            Expiration
Location                            Sq. Ft.         Capacity           Date             Name/Type
--------                            -------         --------           ----------       ---------
North End, Boston (1)               4,300             67               NA               Pizzeria Regina
                                                                                        (wait-service)

Faneuil Hall Marketplace(2)           750             NA               12/31/00         Pizzeria Regina
Boston (Upstairs)                                                                       (food court)

Faneuil Hall Marketplace(3)         2,000             75               12/31/97         Pizzeria Regina
Boston (Downstairs)                                                                     (wait-service)

Longwood Medical Center (2)           650             NA               1/31/98          Pizzeria Regina
Boston                                                                                  (food court)

Burlington Mall                     3,000            100               4/30/99          Pizzeria Regina
Burlington                                                                              (self-service)

Burlington Mall(2)                  1,018             NA               11/30/05         Pizzeria Regina
Burlington                                                                              (food court)




South Shore Plaza (2)(5)              700             NA               2/28/06          Pizzeria Regina
Braintree                                                                               (food court)

Lexington                           3,850            160               11/14/98          Bel Canto

Solomon Pond Mall(2)(5)             1,085             NA               1/30/07           Pizzeria Regina
Marlborough                                                                             (food court)


Saugus(6)                           11,000           400               11/30/12         Polcari's
                                                                                        North End

--------------

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

(3) The Company is currently in negotiations for a new wait service location within the marketplace.

(5) The Solomon Pond Mall and South Shore Plaza Mall food courts opened in August 1996.

(6) Includes 30 seats located outdoors which are used weather permitting.

(7) The expiration date anticipates the Company exercise all of its extension options that may be exercised by the Company in its discretion.


     The Company occupies approximately 3,200 square feet of executive office space at 999 Broadway, Saugus, Massachusetts 01906. The Company also leases approximately 5,000 square feet of warehouse space located in Somerville, Massachusetts under a lease expiring on July 31,2001 (including all extension options that may be exercised by the Company in its discretion) and approximately 2,741 square feet for its commissary located in Charlestown, Massachusetts under a lease expiring on 14 August, 1998.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     The Company is involved in various legal matters in the ordinary course of its business. Each of these matters is subject to various uncertainties and some of these matters may be resolved unfavorably to the Company. Management believes that any liability that may ultimately result from these matters will not have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-------  --------------------------------------------------

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS
-------  ---------------------------------------------------------

     The Company's Common Stock (NASDAQ symbol: "BRAI") is traded publicly and is quoted on the NASDAQ Small-Cap Market. As of July 25, 1997, there were approximately 170 holders of record of the Company's Common Stock. On July 25, 1997, the last bid and asked price of the Company's Common Stock as reported on the NASDAQ Small-Cap Market were $1.25 and $1.25 per share, respectively.

     The table below represents the quarterly high and low bid and asked prices for the Company's Common Stock for the Company's last two fiscal years. The prices listed in this table reflect quotations without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.



                                            High              Low             High             Low
                                            Bid               Bid             Asked            Asked
                                            ---               ---             -----            -----
Fiscal Year Ended April 28, 1996

         First Quarter . . . . .            1.63             1.25              1.75             1.38
         Second Quarter. . . . .            1.32              .50              1.38              .69
         Third Quarter . . . . .            1.13              .50              1.19              .69
         Fourth Quarter. . . . .            1.13              .70              1.19              .88

Fiscal Year Ended April 27, 1997

         First Quarter. . . . .             1.06               .56              1.08             1.00
         Second Quarter . . . .             1.00               .60              1.04              .62
         Third Quarter. . . . .             1.125             1.00              1.31             1.02
         Fourth Quarter . . . .             1.0825            1.04              1.22             1.08



     The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Rather, the Company intends to retain all of its future earnings to finance future growth.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

         The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statements of operations:

                                               Fiscal Year Ended
                                               ------------------
                                        April 27, 1997    April 28, 1996
                                        --------------    --------------

Income Statement Data:
Net Sales                                   100.0%            100.0%

Costs and expenses:
Cost of food and beverages                   22.2              24.1
Other operating expenses                     62.4              67.1
General and administrative                    8.9              18.4
Depreciation and amortization                 5.1               5.8
Loss from valuation of assets
 impaired, assets to be
 disposed of and restaurant
 closures                                       -              12.5
Total costs and expenses                     98.6             127.9

Operating Income/(Loss)                       1.4             (27.9)
Interest expense, Net                         1.3                .3
Other (income) expense, net                     -                .5
Net Income/(Loss)                              .1             (28.7)



Results of Operations

Overview

     The Company's results of operations for fiscal 1997 was significantly affected by the Company's continuation of its strategy to focus its efforts on the development of its Pizzeria Regina restaurant operations and the corresponding effort to reduce its Capucino's and Bel Canto restaurant format. The Company closed its Brookline, Massachusetts Capucino's restaurant in November 1995 and reopened that location in February 1996 as a full service Pizzeria Regina and subsequently closed this location in May of 1997 due to the inability to negotiate a favorable lease extension. In June 1995 the Company closed its Capucino's restaurant in Framingham, Massachusetts with the intention of converting it into a Polcari's North End restaurant. The Company subsequently determined that it would be in its best interest to sell the restaurant. This sale was completed in April of 1997. In August 1996, the Company opened its new food court kiosks in the Solomon Pond Mall and the South Shore Plaza Mall (which replaced an existing in-line restaurant in this mall).

Results of Operations for the Years Ended April 27, 1997 and April 28, 1996

Revenues

     Net sales in fiscal 1997 were $11,411,000 compared to net sales of $10,864,000 in fiscal 1996. The increase in net sales in fiscal 1997 as compared to fiscal 1996 reflected, among other things, an increase in net sales at the new Solomon Pond Mall and South Shore Plaza Pizzeria Regina (which replaced an in-line restaurant at this mall) food court restaurants which were open in August of 1996, increased aggregate sales from the other Pizzeria Regina restaurants and increased sales at the new Polcari's North End Restaurant. The increases were partially offset by a reduction in net sales at the remaining Bel Canto restaurant and the closure of the self-service Pizzeria Regina at the South Shore Plaza in August of 1996.

     Net sales at the Company's Pizzeria Regina restaurants increased to $7,890,000 in fiscal 1997 from $6,543,000 in fiscal 1996, principally due to the addition of sales from the new Pizzeria Regina food court kiosks and the Brookline location opened in February 1996 which was subsequently closed in May 1997 at the completion of its lease (due to the inability to renegotiate a market value lease). In addition there was aggregate increase in sales from the previously existing ongoing Pizzeria Regina restaurants.

     Net sales at the Company's full service casual dining restaurants decreased to $3,479,000 in fiscal 1997 from $4,287,000 in fiscal 1996. While sales at the new Polcari's North End restaurant in fiscal 1997 increased by over $326,000 from the sales in fiscal 1996 period, this increase was offset by decreased sales at the remaining Bel Canto restaurant, the closure of the Framingham Capucino's in June 1995, the closure of the Wellesley restaurant in November 1995, and the conversion of the Brookline Capucino's to a Pizzeria Regina in February 1996. The decrease at the Bel Canto restaurant was primarily attributable to the increased competition in the Lexington area.

Costs and Expenses

Cost of Food and Beverages

     Cost of food and beverages as a percentage of net sales was 22.2% in fiscal 1997, compared to cost of food and beverages as a percentage of net sales in fiscal 1996 of 24.1%.

     The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 18.4% in fiscal 1997, compared to 19.3% in fiscal 1996. The decrease in this cost as a percentage of net sales was primarily a result of lower product costs and the addition of Pizzeria Regina food courts which generally have lower food and beverage costs then wait service restaurants.

     The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants decreased to 31.1% in fiscal 1997 from 32.1% in fiscal 1996. The decrease in the cost of food and beverages as a percentage of net sales was principally due to a change in the menu composition at the Company's full service restaurants.


Other Operating Expenses

     Payroll Expenses. Payroll expenses were $3,381,000 (29.6% of net sales) in fiscal 1997, compared to payroll expenses of $3,667,000 (33.8% of net sales) in fiscal 1996. The decrease in payroll expenses as a percentage of net sales compared to fiscal year 1996 was primarily attributable to the closure of the Wellesley Bel Canto and the Framingham Capucino in fiscal year 1996.

     Payroll expenses at the Pizzeria Regina restaurants increased to $2,242,000 (28.4% of net sales) in fiscal 1997 from $1,948,000 (29.8% of net sales) in fiscal 1996 primarily due to the opening of the new Pizzeria Regina food court restaurants in the Solomon Pond Mall and South Shore Plaza Mall in August 1996 and the opening of the new Brookline location.

     Payroll expenses at the Company's full service casual dining restaurants decreased to $1,139,000 (32.7% of net sales) in fiscal 1997 from $1,719,000 (40.1% of net sales) in fiscal 1996. The decrease in payroll expenses in amount and as a percentage of net sales was primarily attributable to closure of the Wellesley Bel Canto and Framingham Capucino's.

     Other Operating Expenses, Exclusive of Payroll. Other operating expenses, exclusive of payroll, were $3,738,000 (32.8% of net sales) in fiscal 1997 as compared to other operating expenses in fiscal 1996 of $3,620,000 (33.3% of net sales). Other operating expenses from the Pizzeria Regina restaurants exclusive of payroll increased to $2,415,000 in fiscal 1997 from

$1,938,000 in fiscal 1996. This increase in other operating expenses was attributable to the addition of expenses associated with the nine months of operations at the food court in Solomon Pond Mall and South Shore Plaza Mall and the opening of the new Brookline location (which was subsequently closed in May 1997 at the end of the lease term). Other operating expenses from the Company's full service casual dining restaurants exclusive of payroll decreased to $1,130,000 in fiscal 1997 from $1,497,000 in fiscal 1996 primarily as a result of restaurant closures. The decrease was partially offset by an increase of operating expenses at the Polcari's North End restaurant and the addition of two new Pizzera Regina food court locations. Other operating expenses also include commissary expenses which were $191,000 in fiscal 1997 and $185,000 in fiscal 1996, respectively.

General and Administrative Expenses

     General and administrative expenses were $1,021,000 (8.9% of net sales) in fiscal 1997, as compared to general and administrative expenses of $1,997,000 (18.4% of net sales) in fiscal 1996. The decrease in general and administrative expenses in fiscal 1997 compared to fiscal 1996 was due, principally, to personnel downsizing and relocation of the corporate office.

Loss for Store closures and the Write Down of Certain Assets

     In fiscal 1996, the Company decided to close its Framingham, Massachusetts Capucino's restaurant and had lease expense associated with this property through April 1997.

Interest Expense and Interest Income

     Interest expense increased to $157,000 in fiscal 1997 as compared to interest expense in fiscal 1996 of $34,000. The increase in interest expense was associated with borrowings under the Company's new credit facility and the issuance of convertible subordinated debentures.

     Interest income was $5,000 in both fiscal 1997 and 1996 periods.

Litigation

     The Company is involved in various legal matters in the ordinary course of its business. Each of these matters is subject to various uncertainties and some of these matters may be resolved unfavorably to the Company. Management believes that any liability that may ultimately result from these matters will not have a material adverse effect on the Company's financial position.

Liquidity and Capital Resources

     The Company has financed its operations primarily through cash generated from operations and debt instruments. At April 27, 1997 the Company had a negative net working capital of approximately $213,000 and cash and cash equivalents of approximately $726,000. In December 1995, the Company obtained a long-term credit facility with Haymarket Co-Operative Bank. The terms of the credit facility provide that the Company may initially draw upon a $500,000 credit line ("Phase One"), and that, at the Bank's discretion, an additional $500,000 would be made available to the Company based upon the Company's results of operations in fiscal 1996("Phase Two"). During fiscal 1997 the company amended the 12% note and borrowed an additional $380,750. The interest rate on Phase One of this credit facility is 2% above the bank's prime rate. The interest rate on Phase Two of the credit facility is a fixed rate of 12% per annum. The Company is obligated to make monthly principal payments of $8,333 on Phase One of the loan, commencing May 1996, with all outstanding amounts due and payable on or before April 1, 2001. The Company is obligated to make monthly principal payments of $8,333 on Phase Two of the loan, commencing August 1996. The credit facility is secured by all of the assets of the Company and its subsidiaries, including the Company's Pizzeria Regina restaurant located in the North End of Boston, Massachusetts. The credit facility also contains certain covenants. The President and the Treasurer of the Company and each of the Company's subsidiaries have guaranteed the Company's obligations to the bank. A member of the Board of Directors of the Company also serves as a member of the bank's board of directors. As of April 27, 1997, the Company had an outstanding balance of $825,000 under this credit facility.

     During fiscal 1997 the Company had a net increase in cash of $566,000 reflecting net cash used for operating activities of $364,000, net cash used for investing activities of $232,000 and net cash provided from financing activities of $1,162,000. The Company's cash used in operating activities was adversely affected by the closure of its full service casual dining Italian restaurant in Framingham. The Company incurred approximately $344,000 in connection with the build-out of its two new food court kiosks and the Saugus lounge area. The Company funded these expenditures primarily through borrowings under its credit facility and its issuance of subordinated debentures. The company has identified other locations for food court kiosks which cost approximately $400,000 to construct and open. During fiscal 1997, the Company issued $1,118,750 of convertible subordinated debentures. Subordinated debentures outstanding at

April 27, 1997 consist of convertible debentures bearing interest at 8% through 31 December, 1997; 10% through 31 December, 1998; 12% through 31 December 1999; 14% through 2011 (this is straight-lined at 13.2% annually) payable semi-annually and convertible into the Company's common stock at a conversion rate of $1.25 per share. The Company can redeem the convertible debentures under certain conditions, as defined. The debentures are due December 2011. The Company is authorized to issue an additional $381,250 of subordinated debentures.

     At April 27, 1997 the Company had long-term debt obligations, less current maturities, in the amount of $2,075,000, including the $625,000 of borrowings under the Company's credit facility. At that date the Company's short-term debt consisted of current maturities of long-term debt in the aggregate amount of $235,000.

     The Company believes that its existing resources, borrowings under its credit facility, proceeds from the issuance of convertible subordinated debentures and cash flow from operations will be sufficient to allow it to meet its obligations over the next twelve months. The Company is also seeking additional financing in order to fund its expansion plans and other cash flow requirements. There can be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expenses, or that the Company will be able to obtain such additional financing upon favorable terms, if at all. Failure of the Company to do so could result in the Company's failure to be able to meet its cash flow requirements.


"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

     Forward-looking statements in this report, including without, limitation, statements relating to the adequacy of the Company's resources and expansion plans, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time-to-time in the Company's filings with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

         Boston Restaurant Associates, Inc. and Subsidiaries
         Index to Financial Statements......................           F-1
         Report of Independent Certified Public Accountants.           F-2
         Consolidated Financial Statements
                  Balance Sheets................................       F-3
                  Statements of operations......................       F-5
                  Statements of stockholders' equity............       F-6
                  Statements of cash flows......................       F-7
                  Summary of accounting policies................       F-8
                  Notes to consolidated financial statements....       F-11


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  ----------------------------------------------------------------

     There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended April 27, 1997.


PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------   -------------------------------------------------------------

     The information required by this Item 9 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1997 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION
-------- ----------------------

     The information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1997 fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close if its 1997 fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1997 fiscal year.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
--------  ---------------------------------------

(a)       Exhibits

Exhibit                                                                Reference
Number

2                 Stock for Stock Purchase Agreement, as                 A-2*
                  amended, among Capucino's, Inc., a Delaware corporation, and John P. Polcari, Jr. and
                  George R. Chapdelaine, in their capacity as Voting Trustees under that certain Amended
                  And Restated Voting Trust Agreement dated
                  April 28, 1994

3(a)              Amended Certificate of Incorporation of the           A-3(a)*
                  Registrant

 (b)              Amended Bylaws of the Registrant                      A-3(b)*

4(a)              Description of Common Stock (contained in             A-4(a)*
                  the Amended Certificate of Incorporation of the Registrant, filed as Exhibit 3(a))

 (b)              Form of Certificate evidencing shares of              F-4(b)*
                  Common Stock

 (c)              Amended and Restated Voting Trust Agreement           A-9*
                  dated April 28, 1994, as amended

10(a)             Lease dated July 15, 1987 between PRI and             A-10(a)*
                  the Longwood Galleria Associates Limited
                  Partnership regarding a Pizzeria Regina
                  Location in the Longwood Galleria Mall,
                  Boston, Massachusetts

 (b)              Lease dated June 15, 1987 (together with an           A-10(b)*
                  amendment dated January 23, 1991) between Ocean, Inc. and the BRA Nominee Trust
                  Regarding a Pizzeria Regina location in the North End of Boston, Massachusetts

 (c)              Lease dated September 9, 1987 between Ocean,         A-10(c)*
                  Inc. and Bellwether Properties of
                  Massachusetts Limited Partnership regarding
                  A Pizzeria Regina location in the Burlington
                  Mall, Burlington, Massachusetts

 (d)              Lease dated January 19, 1976 (together with          A-10(d)*
                  amendments thereto dated April 1, 1980 and November 6, 1987 as well as an amendment
                  And renewal notice dated December 7, 1990)
                  Between Fantail Restaurant, Inc. and Faneuil
                  Hall Market Place, Inc. regarding a Pizzeria
                  Regina location in the Faneuil Hall
                  Marketplace, Boston, Massachusetts (upstairs)

 (e)              Lease dated December 30, 1986 (together with        A-10(e)*
                  an amendment thereto dated November 6, 1987
                  and a renewal notice dated December 7, 1990) between Fantail Restaurant, Inc. and Faneuil
                  Hall Market Place, Inc. regarding a Pizzeria
                  Regina location in the Faneuil Hall
                  Marketplace, Boston, Massachusetts (downstairs)

 (f)              Lease dated June 9, 1980 (together with              A-10(f)*
                  an assignment thereof dated March 11, 1991) between Ocean, Inc. and Braintree Property
                  Associates Limited Partnership regarding
                  A Pizzeria Regina location in the South
                  Shore Plaza, Braintree, Massachusetts

 (g)              Lease dated March 6, 1984 (together with             A-10(g)*
                  an amendment thereto dated September 13,
                  1991) between Bel Canto Restaurants, Inc.
                  and the Wellesley Realty Trust regarding a Bel Canto location in Wellesley, Massachusetts

 (h)              Lease dated January 12, 1988 (together with          A-10(h)*
                  amendments thereto dated August 31, 1988 and September 13, 1991 and an assignment thereof
                  Dated September 13, 1991) between Bel Canto
                  Restaurants, Inc. and the 1709 Mass Avenue
                  Nominee Trust regarding a Bel Canto location
                  In Lexington, Massachusetts

 (i)              Lease dated October 23, 1990 (together with          A-10(I)*
                  an amendment thereto dated June 19, 1992) between Capucino's Boston IV, Inc. and
                  Circuit City Stores, Inc. regarding a
                  Capucino's location in Framingham,
                  Massachusetts

 (j)              Lease dated February 8, 1972 (together with          A-10(j)*
                  an amendment thereto dated July 10, 1973 and an assignment thereof dated May 31, 1977) and March 11, 1982 (together with an amendment thereto dated March 11, 1982) between Capucino's, Inc. and Ben-Har
                  Properties Realty Trust regarding a
                  Capucino's location in Brookline,
                  Massachusetts

 (k)              Lease dated August 19, 1992 between                  A-10(k)*
                  Capucino's of Saugus, Inc. and the Yen H.
                  Tow Realty Trust regarding a Capucino's
                  Location in Saugus, Massachusetts

 (l)              Lease dated August 2, 1990 between                   A-10(l)*
                  Capucino's Cambridge, Inc. and LEST
                  Corporation regarding a Capucino's
                  Location in Cambridge, Massachusetts

 (m)              Lease dated October 20, 1986 (together               A-10(m)*
                  with an amendment thereto dated
                  September 10, 1991) between PRI and
                  Portland Causeway Realty Trust regarding the Registrant's principal executive Offices in Boston, Massachusetts

 (n)              Lease dated August 1, 1993 between Polcari           A-10(n)*
                  Enterprises, Inc. and the E.J.H. Realty
                  Trust regarding Registrant's warehouse
                  Located in Somerville, Massachusetts

 (o)              Lease dated October 14, 1986 between                 A-10(o)*
                  Polcari Enterprises, Inc. and Costa Fruit
                  & Produce Co., Inc. regarding the
                  Registrant's commissary located in
                  Charlestown, Massachusetts

 (p)              Lease dated June 30, 1995 between Berlin             G-10(p)*
                  Properties Limited Partnership and Ocean,
                  Inc. regarding a Pizzeria Regina location
                  In the Solomon Pond Mall, Berlin and
                  Marlborough, Massachusetts

 (q)              Lease dated May 10, 1994 between Bellwether        G-10(q)*
                  Properties of Massachusetts, L.P. and Ocean,
                  Inc. regarding a Pizzeria Regina in the
                  Burlington Mall, Burlington, Massachusetts

 (r)              Employment Agreement between the Registrant        A-10(p)***
                  and George R. Chapdelaine

 (s)              Form of 1994 Nonemployee Director Stock            A-10(q)***
                  Option Plan

  (t)             Form of 1994 Combination Stock Option Plan         A-10(r)***

  (u)             Agent Borrowing Agreement by and among PRI         A-10(s)*
                  and other subsidiaries of the Registrant and BayBank dated February 8, 1991, as amended on April 29, 1994

(v)               $1,038,666 Commercial Note between PRI and         A-10(t)*
                  BayBank dated February 8, 1991 as amended
                  On April 29, 1994

(w)               $275,000 Commercial Note between PRI and           A-10(u)*
                  Baybank dated February 9, 1991, as amended
                  On April 29, 1994

(x)               Master Note in favor of BayBank issued by          A-10(v)*
                  PRI on April 29, 1994

(y)               Form of Guaranty of the Registrant in favor        A-10(w)*
                  of BayBank

(z)               Form of Guaranty of George R. Chapdelaine          A-10(x)*
                  in favor of BayBank

(aa)              Form of Guaranty of John P. Polcari in favor       A-10(y)*
                  of BayBank

(bb)              Stock Purchase Warrant issued to Corning           A-10(z)*
                  Partners IV L.P. on April 29, 1994

(cc)              $500,000 Subordinated debenture of the             A-10(aa)*
                  Registrant issued to Corning Partners
                  IV, L.P. on April 29, 1994

(dd)              Form of Indemnification Agreement with             A-10(bb)***
                  each of the directors and certain
                  officers of the Registrant

(ee)              Incentive Stock Option Plan                        B-10(h)***

(ff)              Non-Employee Director's Stock Option               C-10(h)***
                  Plan

(gg)              Form of Stock Option Agreement between             D-10(h)
                  the Registrant and each of James I. Maruna,
                  W. Rex Seley and Richard J. Reeves

(hh)              Severance Agreement between the Registrant         E-10(p)***
                  and James I. Maruna

(ii)              Amendment to Employment Agreement between          A-(hh)***
                  the Registrant and George R. Chapdelaine

(jj)              $500,000 Note, dated December 28, 1995,            H-10.01*
                  issued by Boston Restaurant Associates, Inc.
                  in favor of Haymarket Co-Operative Bank

(kk)              Condominium Mortgage-Security Agreement,           H-10.02*
                  dated December 28, 1995, issued by George
                  R. Chapdelaine, Trustee of BRA Nominee
                  Trust, in favor of Haymarket Co-Operative
                  Bank

(ll)              Loan and Security Agreement, dated                 H-10.03*
                  December 28, 1995, between Boston
                  Restaurant Associates, Inc. and Haymarket
                  Co-Operative Bank

(mm)              Guaranty of Ocean, Inc., Polcari Enterprises,      H-10.04*
                  Inc., Pizzeria Regina, Inc., Capucino Boston
                  IV, Inc., Fantail Restaurant, Inc.,
                  Capucino's, Inc., Bel Canto Restaurant, Inc.,
                  And Capucino's of Saugus, Inc., dated
                  December 28, 1995, in favor of Haymarket
                  Co-Operative Bank

(nn)              Guaranty of George R. Chapdelaine,                 H-l0.05*
                  individually and as trustee of the BRA
                  Nominee Trust, dated December 28, 1995,
                  In favor of Haymarket Co-Operative Bank

(oo)               Guaranty of John P. Polcari, Jr., dated           H-10.06*
                  December 28, 1995, in favor of Haymarket
                  Co-Operative Bank

(pp)              Form of Option granted to Mr. Chapdelaine          H-10.07*
                  and Mr. Polcari in consideration of
                  their guaranties of BRA's obligations
                  of Boston Restaurant Associates, Inc.
                  under its credit facility

(qq)              Lease dated July 24, 1996 between Faneuil          I-10.08*
                  Hall Marketplace, Inc. and Fantail
                  Restaurant, Inc. regarding a Pizzeria
                  Regina location in the Faneuil Hall
                  Marketplace Area, Boston, Massachusetts

(rr)              $350,000 Note, dated April 19, 1996,               I-10.09*
                  issued by Boston Restaurant Associates,
                  Inc. in favor of Haymarket Co-Operative
                  Bank

(ss)              $500,000 Note, dated July 26, 1996,                I-10.10*
                  issued by Boston Restaurant Associates,
                  Inc. in favor of Haymarket Co-Operative
                  Bank

(tt)              Equipment Lease dated July 26, 1996                I-10.11*
                  between HCB Corporation and Ocean, Inc.
                  regarding certain equipment at a
                  Pizzeria Regina location in the Solomon
                  Pond Mall, Berlin and Marlborough,
                  Massachusetts


(uu)              Lease dated 16 November, 1995 between                Filed
                  Braintree Property Associates, LLP and               Herewith
                  Ocean, Inc. regarding a Pizzeria Regina
                  Location in South Shore Plaza,
                  Braintree, Massachusetts

11                Calculation of net income (loss)
                  per share of common stock                            Filed
                                                                       Herewith

21                Subsidiaries of the Registrant                       A-21*

23                Consent of BDO Seidman, LLP                          Filed
                                                                       Herewith

27                Financial Schedule                                   Filed
                                                                       Herewith

A Incorporated by reference to the Company's registration Statement on Form SB-2 (Registration No. 33-81068). The number set forth herein is the number of the Exhibit in said registration statement

B Incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-31748). The number set forth herein is the number of the Exhibit in said registration statement

C Incorporated by reference to the Company's annual report on Form 10-K for the year ended April 30, 1991. The number set forth herein is the number of the Exhibit in said annual report

D Incorporated by reference to the Company's transition report on Form 10K for the seven months ended April 30, 1990. The number set forth herein is the number of the Exhibit in said transition report

E Incorporated by reference to the Company's annual report on Form 10-K for the year ended April 30, 1993. The number set forth herein is the number of the Exhibit in said annual report.

F Incorporated by reference to the Company's annual report on Form 10-K for the year ended April 30, 1994. The number set forth herein is the number of the Exhibit in said annual report.

G Incorporated by reference to the Company's annual report on Form 10-K for the year ended April 30, 1995. The number set forth herein is the number of the Exhibit in said annual report.

H Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended January 28, 1996. The number set forth herein is the number of the Exhibit in said quarterly report

I Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended 28 April, 1996. The number at forth herein is the number of the Exhibit in said annual report.

* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference

**                Management Contract or Compensatory Plan or Arrangement

-------
 (b)      REPORTS ON FORM 8-K                                      *by reference
          -------------------

     Boston Restaurant Associates, Inc. filed a report on Form 8-K date 31 December, 1996 reporting the issuance of 15-year subordinate convertible debentures.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BOSTON RESTAURANT ASSOCIATES, INC.


Date:  25, July, 1997                       By:/s/George R. Chapdelaine
                                               ------------------------
                                               George R. Chapdelaine, President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                           DATE
          ---------                                           ----

         /s/ George R. Chapdelaine                            25 July, 1997
         -------------------------
         George R. Chapdelaine, Chief
         Executive Officer, President
         and Director


         /s/John P. Polcari                                   25 July, 1997
         ------------------
         John P. Polcari, Jr.,
         Treasurer and Director


         /s/Joseph J. Caruso                                  25 July, 1997
         -------------------
         Joseph J. Caruso, Director


         /s/Richard J. Reeves                                 25 July, 1997
         --------------------
         Richard J. Reeves, Director


         /s/Terrance A. Smith                                 25 July, 1997
         --------------------
         Terrance A. Smith, Director


         /s/Lucille Salhany                                   25 July, 1997
         ------------------
         Lucille Salhany, Director


         /s/Roger Lipton                                      25 July, 1997
         ---------------
         Roger Lipton, Director

                                                               Boston Restaurant
                                                                Associates, Inc.
                                                                and Subsidiaries






--------------------------------------------------------------------------------
                                               Consolidated Financial Statements
                                                  Years Ended April 27, 1997 and
                                                                  April 28, 1996

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                                   Index to Financial Statements
--------------------------------------------------------------------------------





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

    Notes to consolidated financial statements                    F-11 to F-27

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Boston Restaurant Associates, Inc.


We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 27, 1997 and April 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 27, 1997 and April 28, 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                               BDO Seidman, LLP


Boston, Massachusetts
July 2, 1997

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                        April 27,      April 28,
                                                          1997           1996
--------------------------------------------------------------------------------
Assets (Note 4)

Current:
    Cash and cash equivalents                             $726 054     $159 564
    Accounts receivable                                     69 729       65 079
    Inventories (Note 1)                                   209 295      232 427
    Prepaid expenses and other                              27 532       66 609
--------------------------------------------------------------------------------
        Total current assets                             1 032 610      523 679
--------------------------------------------------------------------------------
Property and equipment (Notes 9 and 12):
    Building                                               512 500      512 500
    Leasehold improvements                               2 591 941    2 759 369
    Equipment, furniture and fixtures                    1 799 061    1 995 784
--------------------------------------------------------------------------------
                                                         4 903 502    5 267 653

    Less accumulated depreciation and amortization       2 247 174    2 527 972
--------------------------------------------------------------------------------
        Net property and equipment                       2 656 328    2 739 681
--------------------------------------------------------------------------------
Other assets (Notes 2 and 12)                              944 180      752 624

--------------------------------------------------------------------------------
                                                        $4 633 118   $4 015 984
================================================================================
          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets
                                                                     (Continued)
--------------------------------------------------------------------------------
                                                        April 27,     April 28,
                                                          1997          1996
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable (Note 12)                          $   382 294  $  885 791
    Accrued expenses (Notes 3 and 12)                       628 277   1 021 641
    Current maturities (Notes 4, 5, 6 and 9):
        Long-term debt                                      200 000     144 836
        Notes payable - stockholder                           4 261       4 038
        Obligations under capital leases                     30 850         -
        Subordinated debentures                               -          84 000
--------------------------------------------------------------------------------
          Total current liabilities                       1 245 682   2 140 306

Long-term obligations:
    Long-term debt, less current maturities (Note 4)        625 000     474 414
    Notes payable - stockholder, less current
     maturities (Note 5)                                    125 810     130 072
    Obligations under capital leases, less
     current maturities (Note 9)                            138 850         -
    Deferred rent (Note 9)                                   67 024      60 871
    Subordinated debentures (Note 6)                      1 118 750         -
--------------------------------------------------------------------------------
          Total liabilities                               3 321 116   2 805 663
--------------------------------------------------------------------------------

Commitments and contingencies (Notes 4, 6, 9, 10 and 13)

Stockholders' equity (Notes 5, 6, 10 and 11):
    Common stock, $.01 par value, 25,000,000
     shares authorized; shares issued 5,015,693
      and 5,015,293                                          50 157      50 153
    Additional paid-in capital                            9 043 199   8 953 785
    Accumulated deficit                                  (7 781 354) (7 793 617)
--------------------------------------------------------------------------------
          Total stockholders' equity                      1 312 002   1 210 321
--------------------------------------------------------------------------------
                                                        $ 4 633 118  $4 015 984
================================================================================

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations





----------------------------------------------------------------------------------------------
                                                               April 27,            April 28,
Years ended                                                      1997                 1996
----------------------------------------------------------------------------------------------
Net sales                                                     $11 410 886          $10 864 418


Costs and expenses:
    Cost of food, beverages and liquor                          2 532 050            2 618 187
    Other operating expenses                                    7 119 142            7 287 378
    General and administrative                                  1 020 796            1 996 752
    Depreciation and amortization                                 579 071              635 378
    Loss from valuation of assets impaired, assets to
     to be disposed of and restaurant closures (Note 12)              -              1 355 034

----------------------------------------------------------------------------------------------
        Total costs and expenses                               11 251 059           13 892 729
----------------------------------------------------------------------------------------------

Operating income (loss)                                           159 827           (3 028 311)

Interest expense, net of interest income of $4,983 and
 $5,305 in 1997 and 1996, respectively                            151 941               29 185

Other (income) expense, net (Note 7)                               (4 377)              50 404

----------------------------------------------------------------------------------------------
Net income (loss)                                             $    12 263          $(3 107 900)
==============================================================================================


Net income (loss) per share                                   $       -            $      (.62)

==============================================================================================
Weighted average number of common and
 dilutive common equivalent shares outstanding                  5 015 306            5 015 293
==============================================================================================


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity


---------------------------------------------------------------------------------------------------------------------
                                            Common Stock
                                           $.01 Par Value       Additional                               Total
Years ended April 27, 1997 and           -----------------        Paid-In              Accumulated     Stockholders'
April 28, 1996                           Shares     Amount        Capital               Deficit          Equity
---------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1995                  5 015 293   $50 153      $8 953 785            $(4 685 717)       $4 318 221

    Net loss for the year                        -         -               -             (3 107 900)       (3 107 900)

---------------------------------------------------------------------------------------------------------------------
Balance, April 28, 1996                  5 015 293    50 153       8 953 785             (7 793 617)        1 210 321

    Exercise of stock options (Note 13)        400         4             384                      -               388

    Issuance of options and warrants in
    exchange for services (Note 11)              -         -          89 030                      -            89 030

    Net income for the year                      -         -               -                 12 263            12 263


---------------------------------------------------------------------------------------------------------------------
Balance, April 27, 1997                  5 015 693   $50 157      $9 043 199            $(7 781 354)       $1 312 002
=====================================================================================================================

                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                       (Note 11)



-----------------------------------------------------------------------------------------------------------
                                                                             April 27,           April 28,
Years ended                                                                    1997                1996
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                      $    12 263          $(3 107 900)
    Adjustments to reconcile net income (loss) to net cash
     used for operating activities:
        Loss on disposal of fixed assets                                             -               46 477
        Depreciation and amortization                                          579 071              635 378
        Loss from valuation of assets impaired, assets to be
         disposed of and restaurant closures                                     -                1 355 034
        Options granted in exchange for services                                20 300                    -
        Changes in operating assets and liabilities:
          Accounts receivable                                                   (4 650)              33 233
          Inventories                                                           23 132              108 394
          Prepaid expenses and other                                            39 077                  749
          Other assets                                                        (142 570)             (13 025)
          Accounts payable                                                    (503 497)             134 654
          Accrued expenses                                                    (393 364)             174 302
          Deferred rent                                                          6 153                  138

-----------------------------------------------------------------------------------------------------------
               Net cash used for operating activities                         (364 085)            (632 566)
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                      (331 430)            (661 054)
    Proceeds from sales of fixed assets                                         99 811              265 747

-----------------------------------------------------------------------------------------------------------
               Net cash used for investing activities                         (231 619)            (395 307)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                                   380 750              619 250
    Repayments of long-term debt                                              (175 000)                (971)
    Repayments of capital lease obligations                                    (20 300)                   -
    Repayments of stockholder loans                                             (4 039)              (3 820)
    Repayments of subordinated debentures                                      (84 000)            (116 000)
    Proceeds from issuance of subordinate debentures                         1 118 750                    -
    Proceeds from exercise of stock options                                        388                    -
    Debt issuance costs                                                        (54 355)                   -

-----------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                     1 162 194              498 459
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           566 490             (529 414)

Cash and cash equivalents, beginning of year                                   159 564              688 978


-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                     $   726 054          $   159 564
===========================================================================================================


                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------



Nature of Business                  The Company is engaged in the restaurant
and Basis of                        business. As of April 27, 1997, the Company
Presentation                        operated nine pizza and two casual Italian
                                    dining restaurants, including one held for sale. As of April 28, 1996, the Company operated eight pizza and two casual Italian dining restaurants, including one held for sale. Another of the Company's restaurant locations has been closed since June 1995 and was sold in April 1997. In May 1997, the lease for a pizza restaurant location expired and was not renewed.

                                    The consolidated financial statements
                                    include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


Fiscal Year                         The Company's fiscal year ends on the last
                                    Sunday in April. Fiscal years 1997 and 1996 both included 52 weeks.


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


Property and                        Property and equipment are stated at cost.
Equipment                           Depreciation is computed using accelerated
                                    and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the length of the lease, including anticipated renewal periods, whichever is shorter.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------



Other Assets

      Goodwill Goodwill resulting from the excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over 20 years. The Company evaluates the recoverability and remaining life of its goodwill and determines whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired business are determined to be less than the carrying amount of the goodwill. If the Company determines that the goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated future operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill. During fiscal 1996, goodwill was reduced due to the Company's determination that impairments had occurred (see Note 12).

      Deferred                      Costs incurred in connection with obtaining
      Financing Costs               financing are amortized over the terms of
                                    the related debt.

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

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------



Cash Equivalents                    For purposes of the statements of cash
                                    flows, the Company considers all highly
                                    liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Net Income (Loss)                   Net income (loss) per share is based on the
Per Share                           weighted average number of common and
                                    dilutive common equivalent shares
                                    outstanding. Common stock equivalents in the form of stock options and warrants when dilutive are also considered in the computation.

New Accounting                      Effective April 29, 1996, the Company
Standards                           adopted the provisions of Statement of
                                    Financial Accounting Standards No. 123,
                                    "Accounting for Stock Based Compensation".
                                    The Company has elected to continue to
                                    account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net earnings (loss) and earnings (loss) per share on a pro forma basis.

                                    Statement of Financial Accounting Standards
                                    No. 128, "Earnings per Share," (FAS No.
                                    128") issued by the Financial Accounting
                                    Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per shares.

                                    The effect of adopting Statement of
                                    Financial Accounting Standards No. 128,
                                    "Earnings per Share," is not expected to be material. The Company is required to adopt the disclosure requirements of FAS No. 128 during the year ended April 26, 1998.


Reclassifications                   Certain reclassifications have been made to
                                    the 1996 financial statements to conform to the 1997 presentation.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
1.    Inventories                   Inventories consist of the following:


                                                                                            April 27,        April 28,
                                                                                              1997             1996
                                    ----------------------------------------------------------------------------------
                                    Food, beverages and liquor                              $110 732         $131 098
                                    Paper goods and supplies                                  98 563          101 329


                                    Total                                                   $209 295         $232 427
                                    ==================================================================================



2.    Other Assets                  Other assets consist of the following:

                                                                                             April 27,        April 28,
                                                                                               1997             1996
                                    ----------------------------------------------------------------------------------
                                    Goodwill                                                $   765 133      $765 133
                                    Deferred financing costs                                    212 100        13 015
                                    Deposits and other                                           99 859        31 762
                                    Favorable lease                                              41 590        41 590
                                    ----------------------------------------------------------------------------------
                                                                                              1 118 682       851 500
                                    Less accumulated amortization                               174 502        98 876

                                    ----------------------------------------------------------------------------------
                                    Total                                                   $   944 180      $752 624
                                    ==================================================================================



3.    Accrued Expenses              Accrued expenses consist of the following:

                                                                                           April 27,      April 28,
                                                                                             1997           1996
                                    ---------------------------------------------------------------------------------
                                    Compensation                                           $230 117       $  226 015
                                    Accrued rent                                             89 455            9 953
                                    Taxes other than income taxes                            88 786          117 534
                                    Professional fees                                        50 000           84 484
                                    Reserves for store closures (Note 12)                    46 325          263 599
                                    Gift certificates                                        37 365           31 694
                                    Interest                                                 35 315            5 576
                                    Insurance                                                10 873           41 708
                                    Reserve for legal contingencies (Note 9)                  -              200 000
                                    Other                                                    40 041           41 078

                                    ---------------------------------------------------------------------------------
                                    Total                                                  $628 277       $1 021 641
                                    =================================================================================

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




4.    Long-Term Debt                Long-term debt consists of the following:

                                                                                            April 27,        April 28,
                                                                                              1997             1996
                                    ----------------------------------------------------------------------------------
                                    Note payable to a bank, interest at prime
                                     plus 2% (10.5% at April 27, 1997), payable
                                     in monthly installments of $8,333 plus
                                     interest, due April, 2001.
                                                                                            $400 000         $500 000

                                    Note payable to a bank, interest at 12.0%,
                                     payable in monthly installments of $8,333
                                     plus interest, due July, 2001.
                                                                                             425 000          119 250

                                    ----------------------------------------------------------------------------------
                                    Total                                                    825 000          619 250

                                    Less current maturities                                  200 000          144 836

                                    ----------------------------------------------------------------------------------
                                    Long-term debt                                          $625 000         $474 414
                                    ==================================================================================


                                    During fiscal 1997, the Company amended the 12% note and borrowed an additional $380,750. The terms of the amended note include interest at 12%, payable in monthly installments of $8,333 plus interest, due July 2001.

                                    The notes payable to a bank are
                                    collateralized by substantially all of the Company's assets, excluding real estate, and are personally guaranteed by both the Company's President and Treasurer.

                                    In connection with their guarantees of the notes payable, the Company issued options to purchase an aggregate of 115,500 shares of the Company's common stock in fiscal 1997 and 357,000 shares of the Company's common stock in fiscal 1996 to the Company's President and Treasurer. The Company also issued warrants to purchase a total of 42,500 shares of the Company's common stock to the bank in connection with the issuance of the notes payable (see Note 10). The value of these options and warrants was not material as of their issuance dates. A member of the Company's Board of Directors also serves as a member of the bank's Board of Directors.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------
4.    Long-Term Debt                Maturities of the long-term debt are as
      (Continued)                   follows:

                                    Fiscal year ending            Amount
                                    --------------------------------------------
                                    1998                          $200 000
                                    1999                           200 000
                                    2000                           200 000
                                    2001                           200 000
                                    2002                            25 000
                                    --------------------------------------------
                                    Total                         $825 000
                                    ============================================


5.    Notes Payable -               Notes payable - stockholder consists of two
      Stockholder                   notes, with interest at 7.18% and 8%,
                                    payable in aggregate monthly installments of principal and interest of $810, maturing
                                    January, 2017.

                                    Maturities of the stockholder notes are as follows:

                                    Fiscal year ending              Amount
                                    --------------------------------------------
                                    1998                            $  4 261
                                    1999                               4 494
                                    2000                               4 759
                                    2001                               4 993
                                    2002                               5 274
                                    Thereafter                       106 290
                                    --------------------------------------------
                                    Total                           $130 071
                                    ============================================

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
6.    Subordinated                  Subordinated debentures outstanding at April
      Debentures                    27, 1997 consist of convertible debentures
                                    bearing interest at variable rates of 8% through December 31, 1997, 10% through
                                    December 31, 1998, 12% through December 31,
                                    1998 and 14% through December 31, 2011,
                                    payable semi-annually and convertible into the Company's common stock at a conversion rate of $1.25 per share. The Company has recorded interest costs related to these debentures at a straight-lined rate of 13.2%. The convertible debentures automatically convert into shares of common stock at the conversion rate if the average bid price of the Company's common stock for any sixty consecutive trading days has been equal to or greater than $3.00. The debentures are due December 31, 2011. The
                                    Company is authorized to issue an additional
                                    $381,250 of subordinated debentures.

                                    The subordinated debentures outstanding at
                                    April 28, 1996 consist of convertible
                                    subordinated debentures bearing interest at
                                    10% payable quarterly which were convertible into the Company's common stock at a conversion rate of $5.00 per share.
                                    These debentures were paid in full during fiscal 1997.


7.    Other (Income)                Other (income) expense, net consists of the
      Expense, Net                  following:

                                                             April 27,            April 28,
                                    Years ended                1997                 1996
-------------------------------------------------------------------------------------------
                                    Other (income) expense   $(4 377)             $ 3 927
                                    Loss on disposal
                                     of fixed assets               -               46 477
                                    -------------------------------------------------------
                                    Total                    $(4 377)             $50 404
                                    =======================================================

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



8. Taxes on Income                  At April 27, 1997, the Company has the
                                    following net operating loss carryforwards, subject to review by the Internal Revenue
                                    Service, available to offset future taxable income for Federal income tax purposes as indicated:

                                                                                                            Expiration
                                                                                                Amount         Dates
                                    -----------------------------------------------------------------------------------
                                    Net operating losses purchased in a 1994
                                     acquisition, whose use is limited                       $2 918 000       2004-2009

                                    Net operating losses incurred before and
                                     after acquisition and available for
                                     immediate offset against taxable income                  4 481 000       1998-2012

                                    Deferred tax assets are comprised of the
                                     following:

                                                                                            April 27,        April 28,
                                                                                              1997             1996
                                    ------------------------------------------------------------------------------------
                                    Deferred tax assets:
                                      Net operating loss carryforwards                      $ 2 960 000      $ 2 198 000
                                      Losses on store closures and
                                       write-downs not yet deductible
                                       for tax purposes                                         496 000          459 000
                                      Reserves and accruals not yet
                                       deductible for tax purposes                                    -           80 000
                                      Valuation allowance                                    (3 456 000)      (2 737 000)
                                    ------------------------------------------------------------------------------------
                                         Net deferred tax assets                            $         -      $         -
                                    ====================================================================================

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------
8.    Taxes on Income               A reconciliation of the statutory federal
      (Continued)                   income tax rate (benefit) and the effective
                                    tax rate as a percentage of income (loss) before taxes on income is as follows:

                                                                       April 27,        April 28,
                                    Years ended                          1997             1996

                                    -------------------------------------------------------------
                                    Statutory rate (benefit)              34.0%           (34.0)%
                                    Operating income offset by
                                     current tax loss generating
                                     no current or deferred tax
                                     effect                              (34.0)               -
                                    Operating losses generating
                                     no current tax benefit                  -             34.0
                                    -------------------------------------------------------------

                                    Effective tax rate                       -%               -%
                                    =============================================================

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



9.    Commitments and
      Contingencies

      Leases The Company is obligated under noncancellable operating leases for its leased restaurant locations, office, commissary and warehouse space. Lease terms range from five to twenty years and in certain instances provide options to extend the original term. Generally, the Company is required to pay its proportionate share of real estate taxes, insurance, common area and other operating costs in addition to annual base rent. Substantially all restaurant leases provide for contingent rentals based on sales in excess of specified amounts. The Company also leases equipment under capital leases.

                                    The following is an analysis of leased
                                    property under capital leases, included in property and equipment:

                                                                                           April 27,     April 28,
                                                                                             1997          1996
                                    -------------------------------------------------------------------------------
                                    Equipment                                              $190 000       $    -
                                    -------------------------------------------------------------------------------
                                    Less: accumulated amortization                           19 724            -
                                    -------------------------------------------------------------------------------
                                    Net leased property under capital leases               $170 276       $    -
                                    ===============================================================================

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



9.    Commitments and
      Contingencies
      (Continued)

      Leases                        Aggregate minimum rental requirements under
      (Continued)                   capital leases and operating leases as of
                                    April 27, 1997, are approximately
                                    as follows:

                                                                                  Capital            Operating
                                    Fiscal year ending                            Leases             Leases
                                    ----------------------------------------------------------------------------
                                    1998                                          $ 54 241           $1 524 000
                                    1999                                            54 241            1 156 000
                                    2000                                            54 241              896 000
                                    2001                                            54 241              789 000
                                    2002                                            13 560              764 000
                                    Thereafter                                           -            2 363 000
                                    ----------------------------------------------------------------------------

                                    Total minimum lease payments                   230 524           $7 492 000
                                    ------------------------------------------------------           ==========

                                    Amount representing interest                    60 824
                                    ------------------------------------------------------

                                    Present value of net minimum
                                     lease payments                                169 700
                                    Less current maturities                         30 850

                                    ------------------------------------------------------
                                    Total long term portion                       $138 850
                                    ======================================================


                                    Deferred rent liabilities of $67,024 and $60,871 as of April 27, 1997 and April 28, 1996, respectively, were recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

                                    Rent expense under all operating leases was approximately $1,481,000 and $1,497,000 which included contingent rentals of
                                    approximately $13,500 and $10,000 in 1997 and 1996, respectively.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



9.    Commitments and
      Contingencies
      (Continued)

      Lease Guarantees              In connection with the sale of a restaurant
                                    to a non-affiliated third-party, the Company is a guarantor of the lease payments under the leases assumed by the buyer expiring in fiscal 2001. At April 27, 1997, the Company is contingently liable for approximately
                                    $684,000 under the guarantees. The Company is of the opinion that the buyer of the location will be able to perform under the terms of the lease agreement and that no payments will be required or losses will be incurred by the Company under the guarantees.


      Employment                    The Company has an employment agreement with
      Agreement and                 its President, which expires April 29, 1999.
      Guaranty                      In addition to a base salary, adjusted
                                    annually for cost-of-living changes and an annual bonus, the agreement provides for a performance bonus, as defined. The commitment for future compensation, excluding the performance bonus amounts to $200,000 per year. The employment agreement further provides that upon the termination of the President for reasons, as defined, the President will agree not to compete with the Company for a three year period and the Company will continue to pay the President's then current base salary and annual bonus for three years effective at the date of such termination.


      Litigation                    The Company is involved in various legal
                                    matters in the ordinary course of its
                                    business. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position of the Company.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



10.   Stock Options                 At April 27, 1997, outstanding options
      and Warrants                  consist of the following:

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

                                    In July, 1994, the Company's stockholders approved the 1994 Combination Stock Option Plan (the "1994 Combination Plan") and the 1994 Non-Employee Director Stock Option Plan (the "1994 Director Plan"), which replace the previously existing Employee and Directors' Plans.

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

                                    Incentive stock options may be granted to holders of more than 10% of the Company's common stock at an exercise price of at least 110% of the fair market value of the Company's common stock at the grant date. The terms of the options granted are to be determined by the Committee, but in no event shall the term of any incentive stock option extend beyond three months after the time a participant ceases to be an employee of the Company. No options may be exercised more than five years after the date of the grant for 10% stockholders, or ten years after the date of grant for all other participants. A total of 500,000 shares of common stock have been reserved for issuance under the 1994 Combination Plan subject to shareholder approval for the increase of 365,000 shares in 1997.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



10.   Stock Options                 The 1994 Director Plan provides for the
      and Warrants                  granting to each eligible non-employee
      (Continued)                   director of the Company an option to
                                    purchase 5,000 shares of the Company's
                                    common stock. Options granted under the 1994
                                    Director Plan become exercisable over a five year period at an exercise price equal to the fair market value of the Company's common stock at the grant date and expire ten years from the grant date. A total of 500,000 shares have been reserved for issuance under the 1994 Director Plan.

                                    During fiscal 1997, the Company issued
                                    options to the Company's President and
                                    Treasurer to purchase an aggregate of
                                    115,500 shares of the Company's common stock in connection with guarantees of certain notes payable (see Note 4) and a new lease facility. Options for an aggregate of 75,600 shares are exercisable at $0.94 per share and expire July 26, 2001. The remaining options for an aggregate of 39,900 shares are exercisable at $1.00 per share and expire October 18, 2001.

                                    During fiscal 1996, the Company issued
                                    options to the Company's President and
                                    Treasurer to purchase an aggregate of
                                    357,000 shares of the Company's common
                                    stock, in connection with their guarantees of certain notes payable (see Note 4). Options for an aggregate of 210,000 shares are exercisable at $0.94 per share and expire December 16, 2000. The remaining options for an aggregate of 147,000 shares are exercisable at $0.88 per share and expire April 19, 2001.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
10.   Stock Options
      and Warrants
      (Continued)                   Changes in options outstanding under the
                                    Employee and Directors' Plans, the 1994
                                    Plans and options issued in connection with the guarantee of certain debt by the Company's President and Treasurer are summarized as follows:

                                                                                                            Weighted-Average
                                                                                   Shares                   Exercise Price
                                    ----------------------------------------------------------------------------------------

                                    Balance, April 30, 1995                            38 480               $4.58
                                    Granted                                           432 000                0.92
                                    Exercised                                           -                    -
                                    Cancelled or expired                              (43 500)               3.37
                                    ----------------------------------------------------------------------------------------

                                    Balance, April 28, 1996                           426 980                1.00
                                    Granted                                           328 500                1.04
                                    Exercised                                            (400)               0.96
                                    Cancelled or expired                               (1 480)               7.00
                                    ----------------------------------------------------------------------------------------

                                    Balance, April 27, 1997                           753 600               $1.01
                                    ========================================================================================


                                    As of April 27, 1997, options for 544,200 shares are exercisable at prices ranging from $0.88 to $4.38. At April 28, 1996, options for 375,230 shares were exercisable at prices ranging from $0.88 to $7.00.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



10.   Stock Options                 The following table summarizes information
      and Warrants                  about stock options outstanding at
      (Continued)                   April 27, 1997:

                                                                         Options Outstanding
                                       --------------------------------------------------------------------------------
                                                                                        Weighted-
                                                                                         Average             Weighted-
                                          Range of              Number                  Remaining             Average
                                          Exercise           Outstanding at            Contractual            Exercise
                                           Prices            April 27, 1997            Life (years)            Price
                                       --------------------------------------------------------------------------------

                                        $         4.38              3 500                   1.0                   $4.38
                                                  2.38              5 000                   3.5                    2.38
                                                  1.56             10 000                   3.8                    1.56
                                           0.88 - 1.25            735 100                   4.8                    0.97
                                       --------------------------------------------------------------------------------
                                        $  0.88 - 4.38            753 600                   4.77                  $1.01
                                       ================================================================================

                                                                          Options Exercisable
                                       --------------------------------------------------------------------------------
                                                                                                             Weighted-
                                          Range of                         Number                             Average
                                          Exercise                     Exercisable at                        Exercise
                                           Prices                       April 27, 1997                         Price
                                       --------------------------------------------------------------------------------

                                        $         4.38                         3 500                              $4.38
                                                  2.38                         2 000                               2.38
                                                  1.56                         4 000                               1.56
                                           0.88 - 1.25                       534 700                                .94
                                       --------------------------------------------------------------------------------
                                        $  0.88 - 4.38                       544 200                             $  .97
                                       ================================================================================


                                    At April 27, 1997, warrants and units
                                    outstanding, all of which are exercisable, consist of the following:

                                    (a)   Warrant for the purchase of 210,000
                                          shares of common stock, at an exercise
                                          price of $2.00 per share expiring
                                          April 29, 1999.

                                    (b)   Warrants to purchase 1,708,000 shares
                                          of common stock at a purchase price of
                                          $3.20 per share from March 8, 1997
                                          through September 7, 1999, issued in
                                          connection with the Company's
                                          September 7, 1994 public offering.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.   Stock Options                       (c) Warrants to purchase 75,000 units
      and Warrants                        (375,000 shares) at a purchase price
      (Continued)                         of $3.20 per share, expiring September
                                          7, 1999, issued in connection with the
                                          Company's September 7, 1994 public
                                          offering.

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

                                    (e)   Warrants to purchase 350,000 shares of
                                          common stock at an exercise price of
                                          $3 per share, expiring December 31,
                                          2006, issued in consideration for
                                          brokerage services connected with the
                                          issuance of the convertible
                                          subordinated debentures (see Notes 6
                                          and 11).

                                    The convertible subordinated debentures with an outstanding balance of $1,118,750 as of April 27, 1997 are convertible into common shares at a conversion price of $1.25 per share. Accordingly, 895,000 shares have been reserved for conversion. Additionally, the Company is authorized to issue warrants for 305,000 shares of common stock upon the issuance of the remaining $381,250 of convertible debentures and warrants for 150,000 shares for the related brokerage services (see Note 6).

                                    There were 5,516,250 shares reserved with respect to the above options, warrants, convertible debentures and the anti-dilution provisions related to a fiscal 1994 acquisition at April 27, 1997.

                                    During fiscal 1997 and 1996, the following units, warrants and options expired:

                                    (a)   Options to purchase 1,480 shares of
                                          common stock at $7.00 per share.

                                    (b)   Options to purchase 18,500 shares of
                                          common stock at prices ranging from
                                          $3.44 to $13.30 per share granted
                                          under the Employee and Directors'
                                          Plans.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
10.   Stock Options                 (c)   Options to purchase 25,000 shares of
      and Warrants                        common stock at $0.94 per share
      (Continued)                         granted under the 1994 Combination
                                          Plan.

                                    (d)   Warrants for the purchase of 6,000
                                          shares of common stock at $5.00 per
                                          share.

                                    At April 27, 1997, the Company has four
                                    stock-based compensation plans, which are described above. The Company accounts for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's four stock option plans and options issued in connection with the guarantee of certain debt been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income
                                    (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                                        April 27,          April 28,
                                                                                           1997              1996
                                    ---------------------------------------------------------------------------------
                                    Net income (loss)        As reported                 $ 12 263        $(3 107 900)
                                                             Pro forma                    (55 769)        (3 262 573)

                                    Earnings (loss)          As reported                 $   0.00        $      (.62)
                                    per share                Pro forma                      (0.01)              (.65)

                                    In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0% for both years and expected volatility of 35% for both years, risk free rates ranging from 6.3% to 6.6% for 1997, and 5.5% to 6.5% for 1996, and expected lives ranging from 5 to 10 years for both 1997 and 1996. The weighted average fair value of options granted in fiscal 1997 and 1996 were $90,000 and $172,000, respectively.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



11.   Supplemental Cash             Cash paid for interest and income taxes are
      Flow Information              as follows:


                                                                                        April 27,            April 28,
                                    Years ended                                           1997                 1996
                                    ----------------------------------------------------------------------------------
                                    Interest                                             $127 185              $29 166
                                    Income taxes                                                -                    -

                                    Supplemental schedule of noncash operating and financing activities are as follows:

                                                                                        April 27,            April 28,
                                    Years ended                                           1997                 1996
                                    ----------------------------------------------------------------------------------
                                    Stock options and warrants issued
                                     in exchange for services                            $  89 030                -

                                    Capital leases entered into during
                                     the year                                              190 000                -


12.   Assets Impaired,              Charges included in the results of
      Assets to be                  operations of $1,355,034 in fiscal 1996 are
      Disposed of and               summarized as follows:
      Restaurant
      Closures

                                    (a)  During fiscal 1997, the Company sold a
                                         restaurant closed since June 1995. A
                                         charge of $1,049,835 for the closed
                                         restaurant is included in the results
                                         of operations for the year ended April
                                         28, 1996 for the write-down to net
                                         realizable value of leasehold
                                         improvements ($216,000), goodwill
                                         ($635,000) and other assets ($96,000)
                                         and an accrual for buy-out of the lease
                                         ($102,000). The consolidated balance
                                         sheet at April 28, 1996 includes assets
                                         of $265,000, and liabilities of
                                         $240,000, related to this location.

                                    (b)  A charge of $159,228 is included in the
                                         results of operations for the year
                                         ended April 28, 1996 for the write-down
                                         resulting from the impairment of
                                         leasehold improvements ($53,000) and
                                         other assets and expenses ($106,000) at
                                         an operating restaurant held for sale.

                                              Boston Restaurant Associates, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.   Assets Impaired,              (c)  A charge of $145,971 is included in
      Assets to be                       the results of operations for the year
      Disposed of and                    ended April 28, 1996 for the write-down
      Restaurant                         resulting from the impairment of
      Closures                           leasehold improvements at one of the
      (Continued)                        Company's pizza restaurants.

                                    (d)  In May 1995, the Company notified the
                                         landlord of its Cambridge,
                                         Massachusetts restaurant that it was
                                         exercising its option to cancel the
                                         lease and fulfill its guarantee with
                                         the payment of six months rent. On May
                                         26, 1995, the restaurant was closed.

                                    The historic and projected cash flows for these restaurants were not sufficient for the Company to recover the historical carrying amount of those assets. The assets were revalued at their estimated fair market value based upon sales of comparable assets in the case of leasehold improvements, and at zero for the goodwill, covenant and favorable lease, based upon an estimate of the amount recoverable.

13.   Subsequent Events             In July 1997, the Company entered into a
                                    lease agreement for a new pizza restaurant location. The lease agreement is for a term of ten years and requires an aggregate of approximately $1,000,000 of minimum lease payments over the lease term.