Form 10QSB
period 1997-07-27
BOSTON RESTAURANT ASSOCIATES INC
filed 1997-09-09
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended July 27, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to __________.

                             Commission File Number
                                     0-18369
                                     -------

                       BOSTON RESTAURANT ASSOCIATES, INC.
                       ----------------------------------
          (Name of Small Business Issuer as Specified in its Charter)

       Delaware                                            61-1162263
       --------                                            ----------
(State or Other Jurisdiction of                        I.R.S.  Employer
Incorporation or Organization)                        Identification No.)

                                  999 Broadway
                             Saugus - Massachusetts
                             ----------------------
                             (Address of Principal
                               Executive Offices)

     (617)231-7575                                          01906
     -------------                                          -----
(Issuer's Telephone Number                                (Zip Code)
  including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of September 8, 1997, 5,015,693 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of July 27, 1997 and
         April 27, 1997  ................................................     3

         Condensed Consolidated Statements of Operations for the thirteen
         weeks ended July 27, 1997 and July 28, 1996 ....................     4

         Condensed Consolidated Statements of Cash Flows for the thirteen
         weeks ended July 27, 1997 and July 28, 1996  ...................     5

         Notes to Condensed Consolidated Financial Statements ............    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  ............................................  7

PART II - OTHER INFORMATION    ............................................  11

SIGNATURES   ..............................................................  12

             BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                            July 27     April 27
                                             1997         1997
                                            -------     --------
ASSETS
Current:
   Cash and cash equivalents                $928,686     $726,054
   Accounts receivable                       $40,398      $69,729
   Inventories                              $212,894     $209,295
   Prepaid expenses and other               $121,971      $27,532
                                          ----------   ----------
      Total current assets                $1,303,949   $1,032,610

Net property and equipment                $2,661,745   $2,656,328
Other assets                                $914,189     $944,180
                                          ----------   ----------
         Total assets                     $4,879,883   $4,633,118
                                          ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                        $411,194      $382,294
   Accrued liabilities                     $633,939      $628,277
   Current maturities:
    Notes payable-stockholder                $4,319        $4,261
    Long-term debt                         $200,000      $200,000
    Obligations under capital leases        $31,127       $30,850
                                         ----------    ----------
      Total current liabilities          $1,280,579    $1,245,682

Long-term obligations:
   Notes payable-stockholder,
    less current maturities                $124,709      $125,810
   Long-term debt, less
    current maturities                     $574,998      $625,000
   Obligations under capital leases,
    less current maturities                $131,286      $138,850
   Subordinated debentures               $1,312,500    $1,118,750
   Deferred rent                            $68,551       $67,024
                                         ----------    ----------
         Total liabilities               $3,492,623    $3,321,116

Stockholders' equity
   Common stock, $.01 par value,
     25,000,000 shares authorized,
     5,015,693 shares issued                $50,157       $50,157
   Additional paid in capital            $9,052,624    $9,043,199
   Accumulated deficit                  ($7,715,521)  ($7,781,354)
                                         ----------    ----------
   Total stockholders' equity            $1,387,260    $1,312,002

      Total liabilities and
        stockholders' equity             $4,879,883    $4,633,118
                                         ==========    ==========


                             See accompanying notes.

              BOSTON RESTAURANTS ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Thirteen Weeks Ended
                                            July 27           July 28
                                             1997              1996
                                            -------           -------
Sales                                      $2,845,885      $2,798,851
Cost of food and beverage                    $574,507        $659,325
Payroll                                      $835,548        $857,802
Other operating expenses                     $910,350        $861,393
General and administrative                   $398,149        $324,413
                                           -----------     -----------
Income from operations                       $127,331         $95,918

Other(income)                                   ($927)        ($1,389)

Interest(income)                              ($9,099)             $0
Interest expense                              $71,524         $21,046
                                           -----------     -----------
         Net Income                           $65,833         $76,261
                                           ===========     ===========
         Income per share                       $0.01           $0.02
                                                =====           =====
Weighted average number of
common shares outstanding                   5,015,693       5,015,293
                                            =========       =========


                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Thirteen Weeks Ended
                                                       July 27     July 28
                                                        1997         1996
                                                       --------    --------
 Cash flows provided by operating activities           $144,979     $95,773
                                                       --------    --------
 Cash flows from  investing activities:
   Capital expenditures                               ($77,804)   $267,036)
                                                       --------    --------
Cash flows used for investing activities              ($77,804)   $267,036)
                                                       --------    --------
 Cash flows from  financing activities:
   Repayments of long-term debt                       ($57,289)   ($29,286)
   Repayments of stockholder loans                     ($1,004)      ($989)
   Repayment of subordinated debentures                      $0    (43,333)
   Proceeds from subordinated debentures               $193,750          $0
   Proceeds from long-term debt                              $0    $230,750
                                                       --------    --------
Cash flows provided by financing activities            $135,457    $157,142
                                                       --------    --------
Increase (decrease) in cash and cash equivalents       $202,632   ($14,121)

 Cash and cash equivalents at beginning of period      $726,054    $159,564
                                                       --------    --------
 Cash and cash equivalents at end of period            $928,686    $145,443
                                                       ========    ========

                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SUMMARY OF ACCOUNTING POLICIES
                                  July 27, 1997
                                   (unaudited)



NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended July 27, 1997 are not necessarily indicative of the results that may be expected for the year ending April 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, for the year ended April 27, 1997. The balance sheet at April 27, 1997 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 1998 period reflect the consolidated operations and cash flows of two casual dining Italian restaurants and seven Pizzeria Regina restaurants for the entire period. The accompanying statements of operations and cash flows for the fiscal 1997 period reflect the consolidated operations and cash flows of two casual dining Italian restaurants for the entire period, and eight Pizzeria Regina restaurants for the entire period.


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131").

SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, these standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

CONVERTIBLE SUBORDINATED DEBENTURES

For the quarter ending July 27, 1997, the Company issued $193,750 of convertible subordinated debentures. In September 1997, the Company issued the remaining $187,500 of convertible subordinate debentures, completing a placement of $1,500,000. The debentures bear interest at 8% through December 31, 1997; 10% through December 31, 1998; 12% through December 31, 1999; 14% through 2011 (straight-lined at 13.2% annually) payable semi-annually and convertible into the Company's common stock at a conversion rate of $1.25 per share. The Company can redeem the convertible debentures under certain conditions, as defined. The debentures are due December 2011.


ITEM 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Overview

In the thirteen weeks ending July 27, 1997, the Company recorded a profit of $65,833 compared to $76,261 for the quarter ending July 28, 1996. The Company's profit in the current fiscal quarter is substantially attributable to the income generated by the Company's Pizzeria Regina restaurant business.

During its first quarter, the Company closed its Brookline Pizzeria Regina location in May 1997 at the completion of its lease (due to the inability to renegotiate a market value lease) and signed a lease for Pizzeria Regina Food Court kiosk at the Paramus Park Mall, Paramus, New Jersey. The Company is evaluating potential future sites for possible expansion of its Pizzeria Regina operations.

During August 1997, the Company opened a new Pizzeria Regina food court kiosk at the Paramus Park Mall, Paramus, New Jersey.

Thirteen Weeks Ended July 27, 1997 as Compared to Thirteen Weeks ended July 28, 1996

Revenues. Net sales in the current period were $2,846,000 compared to net sales in the prior year's period of $2,799,000. The increase in net sales in the fiscal 1998 period as compared to the fiscal 1997 period reflected, among other things, net sales at the new Solomon Pond Mall and the South Shore Plaza Pizzeria Regina (which replaced an in-line restaurant at this mall), both of these location were opened in August of 1996. The increases were partially offset by the closure of the self-service in-line Pizzeria Regina at the South Shore Plaza in August of 1996 (which was replaced by a Food Court kiosk at this mall), and the closure of the Brookline Pizzeria Regina in May 1997 at the completion of its lease (due to the inability to renegotiate a market value lease). Net sales at the Company's Pizzeria Regina restaurants increased to $1,933,000 in the current period from $1,861,000 in the prior year's period.

Net sales at the Company's full service casual dining restaurants, Polcari's North End and Bel Canto's, decreased to $906,000 in the current period from $928,000 in the prior year's period. This decrease is approximately $22,000.

Cost of Food and Beverages. Cost of food and beverages as a percentage of net sales was 20% in the fiscal 1998 period as compared to 24% in the fiscal 1997 period.

The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 16% and 19% in the fiscal 1998 and 1997 periods, respectively. The cost of food and beverages as a percentage of net sales decreased at the Pizzeria Regina restaurants, principally due to lower food costs and the addition of Pizzeria Regina food court restaurants which generally have lower food and beverage costs.

The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 29% and 32% in the fiscal 1998 and 1997 periods respectively. The cost of food and beverages as a percentage of net sales decreased at the Company's Polcari's North End restaurant due to a change in menu mix and menu price increases.

Payroll Expenses. Payroll expenses were $836,000 (29% of net sales) in the current period compared to payroll expenses in the prior year's period of $858,000 (31% of net sales).

Payroll expenses at the Pizzeria Regina restaurants decreased to $514,000 (27% of sales) in the current period from $525,000 (28% of net sales) in the prior year's period. The decrease in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the closure of the Company's Brookline restaurant, which was partially offset by increase in payroll expenses associated with the new Solomon Pond Mall food court location.

Payroll expenses at the Company's full service casual dining restaurant decreased to $295,000 (33% of net sales) in the current period from $303,000 (33% of net sales) in the prior year's period, reflecting a decrease in payroll expenses at the only remaining Bel Canto restaurant. Payroll expenses at the Company's Commissary was $26,000 for the fiscal 1998 period as compared to $29,000 in the fiscal 1997 period.

Other Operating Expenses. Other operating expenses in the current period were $910,000 (32% of net sales), compared to $861,000 (31% of net sales) in the prior year's period. The increase in other operating expenses in the current period was primarily attributable to the new Solomon Pond Mall location. The Company's policy is to expense pre-opening cost as incurred. Therefore, the Company realized pre-opening expenses associated with the Pizzeria Regina in Paramus, NJ which opened on August 7, 1997, and costs associated in the anticipation of future expansion. This increase in other operating expenses was partially offset by the closure of the Brookline Pizzeria Regina restaurant.

Other operating expenses from the Pizzeria Regina restaurants increased to $606,000 (31% of net sales) in the current period from $562,000 (30% of net sales) in the prior year's period. This increase is primarily attributable to the addition of the new Solomon Pond Mall and South Shore Plaza food court restaurants and preopening expenses.

Other operating expenses at the Company's full service casual dining restaurants increased to $289,000 (32% of net sales) in the current period from $277,000 (30% of net sales) in the prior year's period. This increase was primarily attributable to increased costs associated with the Juke Box Lounge expansion at the Polcari's North End restaurant. Other operating expenses also include commissary expenses, which decreased to $15,000 in the current period, as compared to $20,000 in the prior year's period.

General and Administrative Expenses. General and administrative expenses were $398,000 (14% of net sales) in the current period, as compared to $324,000 (12 % of net sales) in the prior year's period. The increase in general and administrative expenses was due, principally, to an increase in support staff, real estate site selection consulting expense, legal costs and depreciation expenses.

Interest Expense. Interest expense increased to $72,000 in the current period as compared to interest expense in the prior year's period of $21,000. This increase in interest expense was associated with borrowings under the Company's new credit facility and the issuance of convertible subordinated debentures.

Liquidity and Capital Resources.

At July 27, 1997, the Company had net working capital of approximately $23,000 and cash and cash equivalents of approximately $929,000.

During the thirteen weeks ended July 27, 1997, the Company had a net increase in cash and cash equivalents of $203,000 reflecting net cash provided by operating activities of $145,000, net cash used for investing activities of $78,000 and net cash provided by financing activities of $135,000. Net cash provided by operating activities included the reduction of accounts receivable of $29,000 and the increase in accounts payable of $29,000, partially offset by an increase of prepaid expenses of $94,000. Net cash used in investing activities reflects partial costs associated with the opening of the new Paramus, NJ Pizzeria Regina location. Net cash used in investing activities also reflects costs associated with the production of ovens for future Pizzeria Regina expansion.

The Pizzeria Regina food court kiosk opened at the Paramus Park Mall, Paramus, NJ on August 7, 1997. The Company entered into a lease for a food court kiosk in Richmond, VA to open in the third quarter of fiscal 1998. The Company anticipates that the cost of opening this restaurant will be approximately $350,000. There can be no assurance that the Company will complete this on a timely basis or within budget.

The Company is currently negotiating a lease to open a Polcari's North End restaurant in the latter part of 1999. There can be no assurance that the Company will enter into this lease , and if entered into that the Company's cash flow will be sufficient to allow the Company to build-out Polcari's North End restaurant or that the Company will be able to obtain additional financing upon favorable terms, if at all.

For the quarter ending July 27, 1997, the Company issued $193,750 of convertible subordinated debentures. In September 1997, the Company issued the remaining $187,500 of convertible subordinate debentures, completing a placement of $1,500,000. These debentures bear interest at 8% through December 31, 1997; 10% through December 31, 1998; 12% through December 31, 1999; 14% through 2011 (straight-lined at 13.2% annually) payable semi-annually and convertible into the Company's common stock at a conversion rate of $1.25 per share. The Company can redeem the convertible debentures under certain conditions, as defined. The debentures are due December 2011.

At July 27, 1997, the Company had current liabilities of $1,281,000, including $411,000 of accounts payable, $634,000 of accrued liabilities and current maturities of long term obligations in the amount of $235,000. At July 27, 1997, the Company had long-term obligations, less current maturities, in the amount of $2,212,000, including $575,000 due under its credit facility with Haymarket Co-Operative Bank, $125,000 of loans payable to stockholder, $131,000 due under the capital lease obligations, $1,312,500 of convertible subordinated debentures, and $69,000 of deferred rent. The President and the Treasurer of the Company and each of the Company's subsidiaries have guaranteed the Company's obligations to the bank. As of September 6, 1996, the Company had borrowed the full amount available under its bank credit facility.

The Company believes that its existing resources, cash flow from operations and borrowings under its credit facility will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations. The Company is also seeking additional financing in order to finance its expansion plans and other cash flow requirements. There can be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expenses, or that the Company will be able to obtain such additional financing upon favorable terms, if at all. Failure of the Company to do so could result in the Company's failure to be able to meet its cash flow requirements.


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131").

SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, these standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

Forward-looking statements in this report, including without, limitation, statements relating to the adequacy of the Company's resources, and the timing of the Company's expansion are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART II



ITEM 1. Legal Proceedings.

No material litigation.

ITEM 2. Changes in Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None

ITEM 6. Exhibits and Reports On Form 8-K.

(a)     Exhibits.

        (ww) The lease between Pizzeria Regina of Virginia in Regency Square Mall in Richmond, VA.

(b)     Reports On Form 8-K.

        None.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BOSTON RESTAURANT ASSOCIATES, INC.



Date: September 8, 1997             By: /s/ George R. Chapdelaine
                                        -------------------------------------
                                        George R. Chapdelaine, President and
                                        Chief Executive Officer






Quarter