Form 10QSB
period 1997-10-26
BOSTON RESTAURANT ASSOCIATES INC
filed 1997-12-10
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

         For the quarterly period ended October 26, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to __________.

                             Commission File Number

                                     0-18369
                                     -------

                       BOSTON RESTAURANT ASSOCIATES, INC.

           (Name of Small Business Issuer as Specified in its Charter)

           Delaware                                        61-1162263
          (State or Other                                  I.R.S.  Employer
          Jurisdiction of                                  Identification
          Incorporation or                                 No.)
          Organization)

                                  999 Broadway
                             Saugus - Massachusetts
                             ----------------------
                              (Address of Principal
                               Executive Offices)

         (617)231-7575                                     01906
         (Issuer's Telephone Number                        (Zip Code)
         including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No__

As of December 8, 1997, 5,015,693 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of October 26, 1997 and
          April 27, 1997  ................................................... 3

          Condensed Consolidated Statements of Operations for the
          thirteen weeks and twenty-six weeks ended October 26, 1997 and
          October 27, 1996....................................................4

          Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended October 26, 1997 and October 27, 1996  ................ 5

          Notes to Condensed Consolidated Financial Statements ...............6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations  .............................................7


PART II - OTHER INFORMATION    ..............................................15

     SIGNATURES   ...........................................................17

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                        Oct 26           April 27
                                                         1997              1997
                                                      ----------        ----------
 ASSETS
 Current:
    Cash and cash equivalents                           $631,581          $726,054
    Accounts receivable                                 $132,707           $69,729
    Inventories                                         $214,996          $209,295
    Prepaid expenses and other                           $39,559          $ 27,532
                                                     -----------        ----------

       Total current assets                           $1,018,843        $1,032,610

 Net property and equipment                           $2,595,290        $2,656,328
 Other assets                                         $1,286,833          $944,180
                                                     -----------        ----------

          Total assets                                $4,900,966        $4,633,118
                                                     ===========        ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                    $401,934          $382,294
    Accrued liabilities                                 $634,264          $628,277
    Current maturities:
     Notes payable-stockholder                            $4,394            $4,261
     Long-term debt                                     $200,000          $200,000
     Obligations under capital leases                    $33,237           $30,850
                                                     -----------        ----------

       Total current liabilities                      $1,273,829        $1,245,682

 Long-term obligations:
    Notes payable-stockholder, less
      current maturities                                $123,576          $125,810
    Long-term debt, less current maturities             $524,998          $625,000
    Obligations under capital leases,
      less current maturities                           $121,612          $138,850
    Subordinated debentures                           $1,337,500        $1,118,750
    Deferred rent                                        $70,081           $67,024
                                                     -----------        ----------

          Total liabilities                           $3,451,596        $3,321,116

 Stockholders' equity
    Common stock, $.01 par value, 25,000,000
    shares authorized, 5,015,693 shares issued           $50,157           $50,157
    Additional paid in capital                        $9,062,058        $9,043,199
    Accumulated deficit                              ($7,662,845)      ($7,781,354)
                                                     -----------        ----------

    Total stockholders' equity                        $1,449,370        $1,312,002

       Total liabilities and stockholders' equity     $4,900,966        $4,633,118
                                                     ===========        ==========


               BOSTON RESTAURANTS ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            Thirteen Weeks Ended                       Twenty-six Weeks Ended

                                            Oct 26               Oct 27                    Oct 26               Oct 27
                                             1997                 1996                      1997                 1996
                                       ------------------   ------------------        ------------------   -----------------
    Sales                                     $2,989,820           $3,013,279                $5,835,705          $5,812,130
    Cost of food and beverage                   $602,586             $691,653                $1,177,093          $1,350,978
    Payroll                                     $887,985             $929,774                $1,723,533          $1,787,576
    Other operating expenses                  $1,029,288           $1,048,854                $1,939,639          $1,910,248
    General and administrative                  $347,277             $263,624                  $745,426            $588,038
                                       ------------------   ------------------        ------------------   -----------------

    Income from operations                      $122,684              $79,374                  $250,014            $175,290

    Other (income)                               ($1,594)               ($912)                  ($2,521)            ($2,304)
    Interest (income)                            ($5,902)                  $0                  ($15,001)                 $0
    Interest expense                             $77,503              $33,752                  $149,027             $54,798
                                       ------------------   ------------------        ------------------   -----------------

    Net Income                                   $52,677              $46,534                  $118,509            $122,796
                                       ==================   ==================        ==================   =================

    Income per share                               $0.01                $0.01                     $0.02               $0.02
                                       ==================   ==================        ==================   =================


    Weighted average number of
    common shares outstanding                  5,015,693            5,015,293                 5,015,693           5,015,293
                                       ==================   ==================        ==================   =================

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                     Twenty-six Weeks Ended

                                                                      Oct 26              Oct 27
                                                                       1997                1996
                                                                       ----                ----
 Cash flows provided by operating activities                             $309,014            $260,265
                                                                   ---------------     ---------------

 Cash flows from  investing activities:
   Capital expenditures                                                 ($505,282)          ($675,738)
                                                                   ---------------     ---------------

                 Cash flows used for investing activities               ($505,282)          ($675,738)
                                                                   ---------------     ---------------

 Cash flows from  financing activities:
   Repayments of long-term debt                                         ($100,002)           ($87,601)
   Repayments of capital lease obligations                               ($14,851)                 $0
   Repayments of stockholder loans                                        ($2,102)            ($1,991)
   Repayment of subordinated debentures                                        $0             (68,666)
   Proceeds from subordinated debentures                                 $218,750                  $0
   Proceeds from long-term debt                                                $0            $571,945
                                                                   ---------------     ---------------

                 Cash flows provided by financing activities             $101,795            $413,687
                                                                   ---------------     ---------------

Increase (decrease) in cash and cash equivalents                         ($94,473)            ($1,786)

 Cash and cash equivalents at beginning of period                        $726,054            $159,564
                                                                   ---------------     ---------------

 Cash and cash equivalents at end of period                              $631,581            $157,778
                                                                   ===============     ===============


               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SUMMARY OF ACCOUNTING POLICIES
                                October 26, 1997
                                   (unaudited)



NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period and twenty-six week period ended October 26, 1997 are not necessarily indicative of the results that may be expected for the year ending April 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, for the year ended April 27, 1997. The balance sheet at April 27, 1997 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 1998 period reflect the consolidated operations and cash flows of two casual dining Italian restaurants and six Pizzeria Regina restaurants for the entire period, and four Pizzeria Regina restaurants for a portion of the period. The accompanying statements of operations and cash flows for the fiscal 1997 period reflect the consolidated operations and cash flows of two casual dining Italian restaurants and seven Pizzeria Regina restaurants for the entire period, and three Pizzeria Regina restaurants for a portion of the period.

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

Convertible Subordinated Debentures
-----------------------------------

For the quarter ending October 26, 1997, the Company issued $25,000 of convertible subordinated debentures. In 1997, the Company completed the subscriptions of the remaining $162,500 of convertible subordinated debentures, completing a placement of $1,500,000. These debentures bear interest at 8% through December 31, 1997; 10% through December 31, 1998; 12% through December 31, 1999; 14% through 2011 (straight-lined at 13.2% annually) payable semi-annually and convertible into the Company's common stock at a conversion rate of $1.25 per share. The Company can redeem the convertible debentures under certain conditions, as defined. The debentures are due December 2011. The remaining proceeds from the debentures will be used to fund future expansion.


ITEM 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

Results of Operations
---------------------

Overview
--------

In the thirteen weeks ending October 26, 1997, the Company recorded a profit of $52,677 compared to $46,534 for the quarter ending October 27, 1996. The Company's profit in the current fiscal quarter is substantially attributable to the income generated by the Company's Pizzeria Regina restaurant business.

During its second quarter, the Company closed its Brookline, (Pizzeria Regina at Longwood), location in October 1997 at the completion of its lease. In addition the Company had operated a self service sit down Regina Pizzeria in the Burlington Mall, Burlington, MA which was closed in October 1997 at the conclusion of the lease. A Pizzeria Regina food court kiosk continues in operation at this mall.

During August 1997, the Company opened a new Pizzeria Regina food court kiosk at the Paramus Park Mall, Paramus, New Jersey. In October the Company signed a lease for a Pizzeria Regina food court kiosk at the Regency Square Mall in Richmond, VA. The Company continues to evaluate potential future sites for possible expansion of its Pizzeria Regina operations.


Thirteen Weeks Ended October 26, 1997 as Compared to Thirteen Weeks ended October 27, 1996
-------------------------------------------------------------------------

Revenues. Net sales in the current period were $2,990,000 compared to net sales in the prior year's period of $3,013,000. The decrease in net sales in the fiscal 1998 period as compared to the fiscal 1997 period were due to the closure of the self-service in-line Pizzeria Regina the Burlington Mall in October of 1997, and the closure of the two Brookline Pizzeria Regina restaurants in May and October of 1997 at the completion of their leases (due to the inability to renegotiate a market value lease). The decreases were partially offset by the opening of the new Paramus N.J. Pizzeria Regina food court in August of 1997. Net sales at the Company's Pizzeria Regina restaurants decreased to $2,067,000 in the current period from $2,104,000 in the prior year's period.

Net sales at the Company's full service casual dining restaurants, Polcari's North End and Bel Canto's, increased to $918,000 in the current period from $898,000 in the prior year's period. This increase in net sales is primarily attributable to the Polcari's North End restaurant.

Cost of Food and Beverages. Cost of food and beverages as a percentage of net sales was 20% in the fiscal 1998 period as compared to 23% in the fiscal 1997 period.

The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 16% and 20% in the fiscal 1998 and 1997 periods, respectively. The cost of food and beverages as a percentage of net sales decreased at the Pizzeria Regina restaurants, principally due to lower food costs and the addition of Pizzeria Regina food court restaurants which generally have lower food and beverage costs.

The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 29% and 31% in the fiscal 1998 and 1997 periods respectively. The cost of food and beverages as a percentage of net sales decreased at the Company's Polcari's North End restaurant due to a change in menu mix and menu price increases.

Payroll Expenses. Payroll expenses were $888,000 (30 % of net sales) in the current period compared to payroll expenses in the prior year's period of $930,000 (31% of net sales).

Payroll expenses at the Pizzeria Regina restaurants decreased to $557,000 (27% of sales) in the current period from $607,000 (29% of net sales) in the prior year's period. The decrease in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the closure of the Company's two Brookline Pizzeria Regina restaurants and the self-service in-line Pizzeria Regina at the Burlington Mall, which was partially offset by increase in payroll expenses associated with the new Paramus Park Mall food court location.

Payroll expenses at the Company's full service casual dining restaurant remained the same at $291,000 (32% of net sales) in the current period and $291,000 (32% of net sales) in the prior year's period. Payroll expenses at the Company's Commissary was $40,000 for the fiscal 1998 period as compared to $32,000 in the fiscal 1997 period. The increase is primarily due to the purchasing director's salary associated with the Commissary.

Other Operating Expenses. Other operating expenses in the current period were $1,029,000 (34% of net sales), compared to $1,049,000 (35% of net sales) in the prior year's period. The decrease in other operating expenses in the current period was primarily attributable to the closure of the two Brookline Pizzeria Regina restaurants and the self-service in-line Pizzeria Regina at the Burlington Mall. The decrease in other operating expenses was partially offset by the new Paramus Park Mall location and the Company's policy to expense pre-opening costs as incurred. Therefore, the Company realized pre-opening expenses associated with the Pizzeria Regina in Richmond, VA which opened on November 30, 1997, and costs associated in the anticipation of future expansion. These costs include legal and real-estate site location fees.

Other operating expenses from the Pizzeria Regina restaurants decreased to $705,000 (34% of net sales) in the current period from $715,000 (34% of net sales) in the prior year's period.

Other operating expenses at the Company's full service casual dining restaurants decreased to $294,000 (32% of net sales) in the current period from $315,000 (35% of net sales) in the prior year's period. Other operating expenses also include commissary expenses, which decreased to $17,000 in the current period, as compared to $18,000 in the prior year's period. In addition, other operating expenses included pre-opening expenses of $13,000 associated with the opening of new locations.

General and Administrative Expenses. General and administrative expenses were $347,000 (12% of net sales) in the current period, as compared to $264,000 (9 % of net sales) in the prior year's period. The increase in general and administrative expenses was due, principally, to an increase in legal costs, real estate site selection consulting expense, and support staff.

Interest Expense. Interest expense increased to $78,000 in the current period as compared to interest expense in the prior year's period of $34,000. This increase in interest expense was associated with borrowings under the Company's new credit facility and the issuance of convertible subordinated debentures.

Twenty-six Weeks Ended October 26, 1997 as Compared to Twenty-six Weeks ended October 27, 1996
-----------------------------------------------------------------------------

Revenues. Net sales in the current period were $5,836,000 compared to net sales in the prior year's period of $5,812,000. The increase in net sales in the fiscal 1998 period as compared to fiscal 1997 period reflected, among other things, net sales at the Solomon Pond Mall and the South Shore Plaza Pizzeria Regina (which replaced an in-line restaurant at this mall), both of these locations were opened in August of 1996. The increases were also attributable to opening of the new Paramus, NJ Pizzeria Regina Food Court in August of 1997. The increase in net sales were partially offset by the closure of the self-service in-line Pizzeria Regina at the Burlington Mall in October of 1997 and the closure of the two Brookline Pizzeria Regina restaurants in May and October of 1997 at the completion of their leases (due to the inability to renegotiate a market value lease at the Brookline locations). Net sales at the Company's Pizzeria Regina restaurants increased to $4,000,000 in the current period from $3,965,000 in the prior's year's period.

Net sales at the Company's full service casual dining restaurants, Polcari's North End and Bel Canto's decreased to $1,825,000 in the current period from $1,826,000 in the prior year's period. This decrease in net sales in primarily attributable to the Bel Canto restaurant.

Cost of Food and Beverages. Cost of food and beverages as a percentage of net sales was 20% in the fiscal 1998 period as compared to 23% in the fiscal 1997 period.

The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 16% and 20% in the fiscal 1998 and 1997 periods, respectively. The cost of food and beverages as a percentage of net sales decreased at the Pizzeria Regina restaurants, principally due to lower food costs and the addition of Pizzeria Regina food court restaurants which generally have lower food beverage costs.

The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 29% and 31% in the fiscal 1998 and 1997 periods respectively. The cost of food and beverages as a percentage of net sales decreased at the Company's Polcari's North End restaurant due to a change in menu mix and menu price increases.

Payroll Expenses. Payroll expenses were $1,724,000 (30% of net sales) in the current period compared to payroll expenses in the prior year's period of $1,788,000 (31% of net sales).

Payroll expenses at the Pizzeria Regina restaurants decreased to $1,071,000 (27% of sales) in the current period from $1,132,000 (29% of net sales) in the prior year's period. The decrease in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the closure of the Company's two Brookline Pizzeria Regina restaurants and the self-service in-line Pizzeria Regina at the Burlington Mall, which was partially offset by an increase in payroll expenses associated with the new Paramus Park Mall food court location in August of 1997 and the Solomon Pond Mall location in August of 1996.

Payroll expenses at the Company's full service casual dining restaurant decreased to $586,000 (32% of net sales) in the current period from $594,000 (33% of net sales) in the prior year's period. Payroll expenses at the Company's Commissary was $66,000 for the fiscal 1998 period as compared to $61,000 in the fiscal 1997 period. The increase is primarily due to the purchasing director's salary associated with the Commissary.

Other Operating Expenses. Other operating expenses in the current period were $1,940,000 (33% of net sales), compared to $1,910,000 (33% of net sales) in the prior year's period. The increase in other operating expenses in the current period was primarily attributable to the New Paramus Park Mall location . The Company's policy is to expense pre-opening costs as incurred. Therefore, the Company realized pre-opening expenses associated with the Pizzeria Regina in Paramus NJ, which opened on August 7, 1997, the Pizzeria Regina in Richmond,VA which opened on November 30, 1997, and costs associated in the anticipation of future expansion. These costs include legal and real-estate site locations. The increase in other operating expenses was partially offset by the closure of the two Brookline Pizzeria Regina restaurants and the self-service in-line Pizzeria Regina at the Burlington Mall.

Other operating expenses from the Pizzeria restaurants increased to $1,307,000 (33% of net sales) in the current period from $1,277,000 (32% of net sales) in the prior year's period.

Other operating expenses at the Company's full service casual dining restaurants decreased to $583,000 (32% of net sales) in the current period from $592,000 (32% of net sales) in the prior year's period. Other operating expenses also include commissary expenses, which decreased to $32,000 in the current period, as compared to $41,000 in the prior year's period. In addition the Company realized pre-opening expenses of $18,000.

General and Administrative Expenses. General and administrative expenses were $745,000 (13% of net sales) in the current period, as compared to $588,000 (10% of net sales) in the prior year's period. The increase in general and administrative expenses was due, principally, to an increase in legal costs, support staff, real estate site selection consulting expenses, and depreciation expenses.

Interest Expense. Interest Expense increased to $149,000 in the current period as compared to interest expense in the prior year's period of $55,000. This increase in interest expense was associated with borrowings under the Company's new credit facility and the issuance of convertible subordinated debentures.

Liquidity and Capital Resources.
--------------------------------

At October 26, 1997, the Company had a negative net working capital of approximately $255,000 and cash and cash equivalents of approximately $632,000.

During the twenty-six weeks ended October 26, 1997, the Company had a net decrease in cash and cash equivalents of $94,000, reflecting net cash provided by operating activities of $309,000, net cash used for investing activities of $505,000 and net cash provided by financing activities of $102,000. Net cash provided by operating activities included the increase in accounts payable of $20,000, partially offset by an increase of prepaid expenses of $12,000 and an increase in accounts receivable of $63,000. Net cash used in investing activities reflects the costs associated with the opening of the new Paramus, NJ Pizzeria location and partial cost associated with the opening of the new Pizzeria Regina Food Court kiosk at the Regency Square mall in Richmond, VA . Net cash used in investing activities also reflects costs associated with the production of ovens for future Pizzeria Regina expansion. Net cash provided by financing activities include proceeds for the convertible subordinated debentures placement.

The Company opened Pizzeria Regina food court kiosks at the Paramus Park Mall, Paramus, NJ on August 7, 1997 and at the Regency Square Mall, Richmond, VA on November 30, 1997. The Company has entered into a lease for a food court kiosk in the Oviedo Mall, Oviedo, FL which is planning to open in the Spring of 1998.

For the quarter ending October 26, 1997, the Company issued $25,000 of convertible subordinated debentures. In 1997, the Company completed the subscriptions of the remaining $162,500 of convertible subordinated debentures, completing a placement of $1,500,000. These debentures bear interest at 8% through December 31, 1997; 10% through December 31, 1998; 12% through December 31, 1999; 14% through 2011 (straight-lined at 13.2% annually) payable semi-annually and convertible into the Company's common stock at a conversion rate of $1.25 per share. The Company can redeem the convertible debentures under certain conditions, as defined. The debentures are due December 2011. The remaining proceeds from the debentures will be used to fund future expansion.

At October 26, 1997, the Company had current liabilities of $1,274,000, including $402,000 of accounts payable, $634,000 of accrued liabilities and current maturities of long term obligations in the amount of $238,000. At October 26, 1997, the Company had long-term obligations, less current maturities, in the amount of $2,178,000, including $525,000 due under its credit facility with Haymarket Co-Operative Bank, $124,000 of loans payable to stockholder, $122,000 due under the capital lease obligations,

$1,337,500 of convertible subordinated debentures, and $70,000 of deferred rent. The President and the Treasurer of the Company and each of the Company's subsidiaries have guaranteed the Company's obligations to the bank. As of December 8, 1997, the Company had borrowed the full amount available under its bank credit facility.

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

PART II

ITEM 1. Legal Proceedings.
        ------------------

No pending legal proceedings that are not routine litigation, or incidental to the business.

ITEM 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

For use of proceeds, see liquidity, part I.

ITEM 3. Defaults Upon Senior Securities.
        --------------------------------

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

The Security holder of Boston Restaurant Associates, Inc. convened for their annual meeting on September 12, 1997. At this meeting 7 directors were elected, the Company's auditors were reappointed and the stockholders voted to amend the 1994 Employee Stock Option Plan; thereby, increasing the number of reserved share by 365,000 shares.

--------------------------------------------------------------------------------------------------------------------------
DIRECTOR                  VOTES FOR                 VOTES AGAINST            VOTES ABSTAINED          UNVOTED
--------------------------------------------------------------------------------------------------------------------------
George R. Chapdelaine     4,613,092.000             26,325.000
--------------------------------------------------------------------------------------------------------------------------
Joseph J. Caruso          4,619,247.000             20,170.000
--------------------------------------------------------------------------------------------------------------------------
Roger Lipton              4,618,247.000             21,170.000
--------------------------------------------------------------------------------------------------------------------------
John J. Polcari, Jr.      4,619,247.000             20,170.000
--------------------------------------------------------------------------------------------------------------------------
Richard J. Reeves         4,614,247.000             25,170.000
--------------------------------------------------------------------------------------------------------------------------
Lucille Shalhany          4,619,247.000             20,170.000
--------------------------------------------------------------------------------------------------------------------------
Terrance A. Smith         4,614,247.000             25,170.000
--------------------------------------------------------------------------------------------------------------------------
Proposition 2             2,927,257.000             89,455.000               24,076.000               1,598,629.000
To adopt and approve
the amendment to the
1994 Employee Stock
Option Plan
--------------------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------------------------------------------------
DIRECTOR                  VOTES FOR                 VOTES AGAINST            VOTES ABSTAINED          UNVOTED

--------------------------------------------------------------------------------------------------------------------------
Proposition 3             4,628,542.000             7,715.000
To ratify the
appointment of
BDO Seidman
LLP auditors
for fiscal year
1998.
--------------------------------------------------------------------------------------------------------------------------



ITEM 5.  Other Information.
         ------------------

It is the intention of Boston Restaurant Associates International, Inc. to offer for sale, Franchise opportunities within the State of Georgia under the name Pizzeria Regina (TM). Therefore Boston Restaurant Associates International, Inc. availed itself of the self effectuating exceptions from registration under the Georgia Business Opportunities Sales Law Title 10, Chapter 1, Article 15 on 12 November 1997.

ITEM 6.  Exhibits and Reports On Form 8-K.
         ---------------------------------

(a)  Exhibits.
     ---------

10.14 The lease between Pizzeria Regina of Virginia and Regency Square Mall in Richmond, Virginia

10.15 The lease between Pizzeria Regina of Florida and the Oviedo Mall, Oviedo, FL.

   Reports On Form 8-K.
   --------------------

(b)  None.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BOSTON RESTAURANT ASSOCIATES, INC.


                                            By: /s/ George R. Chapdelaine

Date: December 8, 1997
                                            ------------------------------------
                                            George R. Chapdelaine, President and
                                            Chief Executive Officer