Form 10QSB
period 1998-01-25
BOSTON RESTAURANT ASSOCIATES INC
filed 1998-03-10
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

    For the quarterly period ended January 25, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from _________ to __________.

                             Commission File Number

                                     0-18369

                       BOSTON RESTAURANT ASSOCIATES, INC.

           (Name of Small Business Issuer as Specified in its Charter)

           Delaware                                       61-1162263
(State or Other Jurisdiction of                        I.R.S. Employer
Incorporation or Organization)                       Identification  No.)


                                  999 Broadway
                             Saugus - Massachusetts
                             ----------------------
                              (Address of Principal
                               Executive Offices)

(781)231-7575                                              01906
(Issuer's Telephone Number                              (Zip Code)
including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes x-No __

As of January 25, 1998, 5,015,693 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one)  Yes     No  x

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of January 25, 1998 and
         April 27, 1997  ..................................................... 3

         Condensed Consolidated Statements of Operations for the
         thirteen weeks and thirty-nine weeks ended January 25, 1998 and January 26, 1997................................................. 4

         Condensed Consolidated Statements of Cash Flows for the thirty-nine
         weeks ended January 25, 1998 and January 26, 1997   ................. 5

         Notes to Condensed Consolidated Financial Statements  ................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations   .............................................10


PART II - OTHER INFORMATION   ................................................16

Item 2        Changes In Securities and Use of Proceeds.......................16

Item 5        Other Information ..............................................16

Item 6        Exhibits and Reports on Form 8-K................................17

SIGNATURES   ................................................................ 18

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                               January 25               April 27
                                                                  1998                    1997
                                                          ---------------------   ---------------------

ASSETS
Current:
   Cash and cash equivalents                                           $243,129                $726,054
   Accounts receivable                                                  $28,863                 $69,729
   Inventories                                                         $226,829                $209,295
   Prepaid expenses and other                                           $89,869                 $27,532
                                                                  -------------           -------------

Total current assets                                                   $588,690              $1,032,610

Net property and equipment                                           $2,804,291              $2,656,328
Other assets                                                         $1,326,358                $944,180
                                                                  -------------           -------------

Total assets                                                         $4,719,339              $4,633,118
                                                                  =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $375,215                $382,294
   Accrued liabilities                                                 $500,030                $628,277
   Current maturities:
    Notes payable-stockholder                                            $4,350                  $4,261
    Long-term debt                                                     $200,000                $200,000
    Obligations under capital leases                                    $34,500                 $30,850
                                                                  -------------           -------------

    Total current liabilities                                        $1,114,095              $1,245,682

Long-term obligations:
   Notes payable-stockholder, less current maturities                  $122,541                $125,810
   Long-term debt, less current maturities                             $474,998                $625,000
   Obligations under capital leases, less current
      maturities                                                       $112,500                $138,850
   Subordinated debentures                                           $1,337,500              $1,118,750
   Deferred rent                                                        $71,611                 $67,024
                                                                  -------------           -------------

    Total liabilities                                                $3,233,245              $3,321,116

Stockholders' equity
   Common stock, $.01 par value, 25,000,000
      shares authorized, 5,015,693 shares issued                        $50,157                 $50,157
   Additional paid in capital                                        $9,071,484              $9,043,199
   Accumulated deficit                                              ($7,635,547)            ($7,781,354)
                                                                  -------------           -------------

   Total stockholders' equity                                        $1,486,094              $1,312,002

   Total liabilities and stockholders' equity                        $4,719,339              $4,633,118
                                                                  =============           =============

              BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)


                                                    Thirteen Weeks Ended                          Thirty-nine Weeks Ended

                                               January 25          January 26                January 25            January 26
                                                 1998                 1997                      1998                 1997
                                               ----------          ----------                ----------            ----------


Sales                                           $2,818,548          $2,856,969                $8,654,253           $8,669,099
Cost of food and beverage                         $570,668            $613,350                $1,747,761           $1,964,328
Payroll                                           $844,099            $857,037                $2,567,632           $2,644,613
Other operating expenses                          $958,885          $1,030,553                $2,898,524           $2,940,801
General and administrative                        $350,473            $300,609                $1,095,899             $888,645
                                                ----------          ----------                ----------           ----------

Income from operations                             $94,423             $55,420                  $344,437             $230,712

Other (income)                                     ($2,018)            ($1,190)                  ($4,539)             ($3,494)
Interest (income)                                  ($3,876)            ($1,136)                 ($18,877)             ($1,136)
Interest expense                                   $73,019             $37,689                  $222,046              $92,487
                                                ----------          ----------                ----------           ----------

Net Income                                         $27,298             $20,057                  $145,807             $142,855
                                                ==========          ==========                ==========           ==========

Income per share-basic                               $0.01               $0.00                     $0.03                $0.03
                                                ==========          ==========                ==========           ==========

Income per share-assuming dilution                   $0.01               $0.00                     $0.03                $0.03
                                                ==========          ==========                ==========           ==========

Weighted average number of
common shares outstanding-basic                  5,015,693           5,015,293                 5,015,693            5,015,293
                                                ==========          ==========                ==========           ==========

Weighted average number of
dilutive common shares outstanding               5,308,348           5,070,458                 5,283,146            5,052,290
                                                ==========          ==========                ==========           ==========

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                             Thirty-nine Weeks Ended

                                                          January 25              January 26
                                                             1998                    1997

Cash flows provided by operating activities                $335,451                ($113,706)
                                                          -----------             -----------

Cash flows from investing activities:
 Capital expenditures                                     ($861,242)               ($643,901)
                                                          ----------              -----------
     Cash flows used for investing activities             ($861,242)               ($643,901)
                                                          ----------              -----------

Cash flows from financing activities:
  Repayments of long-term debt                            ($150,003)               ($142,548)
  Repayments of capital lease obligations                  ($22,701)                      $0
  Repayments of stockholder loans                           ($3,180)                 ($3,004)
  Repayment of subordinated debentures                           $0                  (84,000)
  Proceeds from subordinated debentures                    $218,750                 $700,000
  Proceeds from long-term debt                                   $0                 $571,945
                                                          ----------              -----------

     Cash flows provided by financing activities            $42,866               $1,042,393
                                                          ----------              ----------

Increase (decrease) in cash and cash equivalents          ($482,925)                $284,786

Cash and cash equivalents at beginning of period           $726,054                 $159,564
                                                          ----------              ----------

Cash and cash equivalents at end of period                 $243,129                 $444,350
                                                          ==========              ==========

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SUMMARY OF ACCOUNTING POLICIES
                                January 25, 1998
                                   (unaudited)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Boston Restaurant Associates, Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. Operating results for the thirteen-week period and thirty-nine week period ended January 25, 1998 are not necessarily indicative of the results that may be expected for the year ending April 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB, for the year ended April 27, 1997. The balance sheet at April 27, 1997 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 1998 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant for the entire period, one casual dining Italian restaurant for a portion of this period and six Pizzeria Regina restaurants for the entire period, and five Pizzeria Regina restaurants for a portion of the period. The accompanying statements of operations and cash flows for the fiscal 1997 period reflect the consolidated operations and cash flows of two casual dining Italian restaurants and seven Pizzeria Regina restaurants for the entire period, and three Pizzeria Regina restaurants for a portion of the period.

2. NET INCOME PER SHARE

In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces previously required standards for computing and presenting earnings per share. Earnings per share amounts for all periods have been presented and where appropriate restated to conform to the requirements of SFAS 128.

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for the basic and diluted computations.



                       Thirteen weeks ended            Thirty-nine weeks ended
                     January 25,    January 26,       January 25,    January 26,
                        1998           1997               1998          1997
                       -----          ------              ----          ----


Basic                 5,015,693      5,015,293         5,015,693      5,015,293
Shares

Effect of
dilutive
Securities:

Options                 292,655         55,165           267,453         36,997
                     ----------     ----------         ---------      ---------
Dilutive
Shares                5,308,348      5,070,458         5,283,146      5,052,290
                     ==========     ==========         =========      =========


The following table summarizes securities that were outstanding as of January 25, 1998 and January 26, 1997, but not included in the calculation of net income per share because such securities are antidilutive:



                        Thirteen weeks ended          Thirty-nine weeks ended
                     January 25,     January 26,     January 25,     January 26,
                        1998            1997            1998            1997
                       -----            ----           ------           ----


Options                 57,000         204,500            57,000        367,400


Warrants             2,335,875       2,335,875         2,335,875      2,335,875


Convertible          1,070,000         560,000         1,070,000        560,000
Debentures

3. NEW ACCOUNTING STANDARDS

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

4. CONVERTIBLE SUBORDINATED DEBENTURES

During the current fiscal year the Company completed a private placement of $1,500,000 of Convertible Subordinated Debentures. These debentures bear interest at 8% through December 31, 1997; 10% through December 31, 1998; 12% through December 31, 1999; and 14% through 2011 (straight-lined at 13.2% annually) payable semi-annually. The debentures are convertible at any time at the holder's option into the Company's common stock at a conversion rate of $1.25 per share. The debentures are mandatorily convertible and can be redeemed under certain conditions, as defined. The debentures are due December 2011.

5. MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

Franchising
-----------

         In December, 1998, the Company formed a wholly owned subsidiary ("BRAII") for the purpose of offering Pizzeria Regina franchise opportunities both domestically and internationally. BRAII has filed a Uniform Franchise Offering Circular in Connecticut, Florida, Kentucky and Pennsylvania, and is actively seeking franchisees with operational experience.

         In January 1998 the Company entered into an International Development Agreement with Regina International, a corporation controlled by a Company director, to
                                       8
pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East and the Pacific Rim. Under that agreement, Regina International agrees to use its best efforts to market and promote the Company's franchise system within its development territory and to sell a minimum numbers of franchises during the initial 5 1/2 year term. The
Company is obligated to pay Regina International a development fee of $7,000 per month for the first 60 months of the agreement. This monthly fee accrues but is not payable until the month following the month in which BRAII's positive cash flow equals or exceeds $7,000 after payment of all accrued but unpaid direct costs and expenses incurred in connection with marketing and promotion of the Company's franchise system, and is payable thereafter only to the extent there continues to be positive cash flow. The Company will expense the monthly fee as incurred, regardless of when payment is required to be made. BRAII must pay Regina International a royalty of 40% of the excess of gross revenues from Regina International's activities over the expenses incurred by either BRAII or Regina International in the marketing and promotion of the Company's franchise system within the development area, with the royalty percentage subject to adjustment based upon the ratio of revenues to expenses. Either party has the right to seek negotiation of the agreement upon 180 days written notice at the end of the term, and if they cannot reach agreement upon mutually agreeable terms, each has the right to buy out the balance of the agreement's term for a one-time buy out fee equal to the excess of the revenues of BRAII over the marketing and promotional expenses referred to above for the five year period preceding the buy out. The buy out fee is payable to the Company in cash or its common stock, subject to certain requirements.

Rights Offering
---------------

         The Company has distributed non-transferable subscription rights to holders of record of outstanding Common Stock on February 18, 1998, entitling them to subscribe for and purchase an aggregate of up to 2,006,277 additional shares of the Company's outstanding Common Stock at the subscription price of $1.00 per share on or before March 25, 1998. The Company's directors have collectively subscribed for approximately 1,200,000 of the shares. If the Rights Offering is successful, the Company anticipates using the net proceeds estimated at $1,800,000 for general corporate purposes, repayment of indebtedness and opening of additional restaurant locations.

Contingent Liability
--------------------

         In connection with the sale of a restaurant to a non-affiliated third party by the Company's predecessor, the Company is a guarantor of the lease payments under the lease assumed by the buyer expiring in fiscal 2001. This non-affiliated third party is currently in the process of reorganization under chapter eleven of the Bankruptcy Code and to date is not in default of the lease.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Overview
--------

         In the thirteen weeks ended January 25, 1998, the Company recorded net income of $27,298 compared to $20,057 for the quarter ended January 26, 1997. The Company's profit in the current fiscal quarter is substantially attributable to the income generated by the Company's Pizzeria Regina restaurant business.

         In November 1997, the Company opened a new Pizzeria Regina food court kiosk at the Regency Square Mall in Richmond, VA. The Company continues to evaluate potential future sites for possible expansion of its Pizzeria Regina operations.

         During December 1997, the Company closed its only Bel Canto Restaurant located in Lexington, MA and negotiated an early termination of the lease at that location.

         The Company's Common Stock currently is quoted on the Nasdaq Small Cap Market. The continued quotation of the Company's Common Stock on the Nasdaq Small Cap Market is conditioned upon the Company meeting certain asset, capitalization or income tests and stock price tests established by The Nasdaq Stock Market, Inc. ("Nasdaq"). Effective on February 23, 1998, Nasdaq increased the requirements to maintain eligibility for continued quotation to a bid price of at least $1.00 per share plus (i) net tangible assets in excess of $2,000,000, or (ii) a market capitalization of at least $35,000,000 or (iii) annual net income of $500,000. On February 26, 1998, the Company was notified by Nasdaq that it was subject to delisting as a result of the fact that the Company does not presently meet the net tangible assets test which became effective on February 23, 1998. The Company has requested a hearing on the proposed delisting.

         In anticipation of the new listing requirements for the Nasdaq SmallCap Market, the Company filed a registration statement in January 1998 for a rights offering to raise approximately $2,000,000 from the sale of its Common Stock. The offering was commenced on February 26, 1998 and subscriptions already have been received for in excess of $1,200,000. If more than approximately $1,666,000 is sold in the rights offering, the Company believes that it will meet the net tangible assets and the other tests set forth by Nasdaq. If the Company fails to raise at least approximatley $1,666,000 in the rights offering or fails any of the other applicable tests, the Common Stock may be delisted from quotation on such system. The effects of delisting include the limited release of the market prices of the Company's securities and limited news coverage of the Company. Delisting may restrict investors' interest in the Common Stock and materially and adversely affect the trading market and prices for the Common Stock and the Company's ability to issue additional securities or to secure additional financing.

Thirteen Weeks Ended January 25, 1998 as Compared to Thirteen Weeks ended January 26, 1997
--------------------------------------------------------------------------------

Revenues. Net sales in the current period were $2,819,000 compared to net sales in the prior year's period of $2,857,000. Net sales at the Company's Pizzeria Regina restaurants increased to $2,038,000 from $2,037,000 in the prior year's period, while net sales at the Company's full service casual dining restaurants (Polcari's North End and Bel Canto's) decreased to $778,000 from $810,000 in the prior year's period. The decrease in net sales in the fiscal 1998 period as compared to the fiscal 1997 period was due to the closure of the self-service in-line Pizzeria Regina at the Burlington Mall in October of 1997, the closure of the two Brookline Pizzeria Regina restaurants in May and October of 1997 at the completion of their leases (due to the inability to renegotiate a market value lease), and the closure of the Lexington Bel Canto in December of 1997. These closures were partially offset by the opening of the new Paramus, NJ. Pizzeria Regina food court kiosk in August of 1997 and the opening of the new Pizzeria Regina food court kiosk at The Regency Square Mall in Richmond, VA on November of 1997.

Cost of Food and Beverages. Cost of food and beverages as a percentage of net sales was 20% in the fiscal 1998 period as compared to 21% in the fiscal 1997 period.

The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 17% and 18% in the fiscal 1998 and 1997 periods, respectively. This decline as a percentage of net sales was principally due to lower food costs and the addition of Pizzeria Regina food court restaurants, which generally have lower food and beverage costs.

The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 29% and 31% in the fiscal 1998 and 1997 periods, respectively. This decline as a percentage of net sales at the Company's Polcari's North End restaurant was due to a change in menu mix and menu price increases.

Payroll Expenses. Payroll expenses were $844,000 (30 % of net sales) in the current period compared to $857,000 (30% of net sales) in the prior year's period.

Payroll expenses at the Pizzeria Regina restaurants decreased to $536,000 (26% of sales) in the current period from $555,000 (27% of net sales) in the prior year's period. The decrease in dollar amount of payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the closure of the Company's two Brookline Pizzeria Regina restaurants and the self-service in-line Pizzeria Regina at the Burlington Mall, which was partially offset by the opening of the new Paramus Park Mall food court location and the Regency Square Mall food court kiosk.

Payroll expenses at the Company's full service casual dining restaurant decreased to $263,000 (34% of net sales) in the current period from $274,000 (34% of net sales) in the prior year's period. The decrease in dollar amount of payroll expenses is primarily attributable to the closure of the Lexington Bel Canto restaurant in December of 1997.

Payroll expenses at the Company's Commissary were $45,000 for the fiscal 1998 period as compared to $28,000 in the fiscal 1997 period. The increase is primarily due to the purchasing director's salary associated with the Commissary.

Other Operating Expenses. Other operating expenses in the current period were $959,000 (34% of net sales), compared to $1,031,000 (36% of net sales) in the prior year's period. The decrease in other operating expenses in the current period was primarily attributable to the closure of the two Brookline Pizzeria Regina restaurants and the self-service in-line Pizzeria Regina at the Burlington Mall and the closure of the Lexington Bel Canto restaurant. The decrease in other operating expenses was partially offset by the Company's policy to expense pre-opening costs as incurred. Therefore, the Company incurred pre-opening expenses associated with the Pizzeria Regina in Paramus Park Mall and the Pizzeria Regina in Regency Square Mall and with the opening of other new locations.

Other operating expenses from the Pizzeria Regina restaurants decreased to $629,000 (31% of net sales) in the current period from $678,000 (33% of net sales) in the prior year's period.

Other operating expenses at the Company's full service casual dining restaurants decreased to $305,000 (39% of net sales) in the current period from $331,000 (41% of net sales) in the prior year's period. Other operating expenses also include commissary expenses, which decreased to $15,000 in the current period, as compared to $22,000 in the prior year's period. In addition, other operating expenses in the current period include pre-opening expenses of $10,000 associated with the opening of new locations.

General and Administrative Expenses. General and administrative expenses were $350,000 (12% of net sales) in the current period, as compared to $301,000 (11 % of net sales) in the prior year's period. The increase in general and administrative expenses was due, principally, to an increase in legal costs, real estate site selection consulting expense and support staff.

Interest Expense. Interest expense increased to $73,000 in the current period as compared to $38,000 in the prior year's period. This increase was due to borrowings under the Company's new credit facility and the issuance of convertible subordinated debentures.

Thirty-nine Weeks Ended January 25, 1998 as Compared to Thirty-nine Weeks ended January 26, 1997
--------------------------------------------------------------------------------

Revenues. Net sales in the current period were $8,654,000 compared to net sales in the prior year's period of $8,669,000. Net sales at the Company's Pizzeria Regina restaurants increased to $6,038,000 from $6,002,000 in the prior year's period. Net sales at the Company's full service casual dining restaurants (Polcari's North End and Bel Canto's) decreased to $2,602,000 from $2,636,000 in the prior year's period. The slight decrease in net sales was attributable to the closure of the self-service in-line Pizzeria Regina at the Burlington Mall in October of 1997 and the closure of the two Brookline Pizzeria Regina restaurants in May and October of 1997 at the completion of their leases (due to the inability to renegotiate a market value lease at the Brookline locations) and the closure of the Lexington Bel Canto Restaurant, which was partially offset by the opening of the new Paramus, NJ Pizzeria Regina Food Court in August of 1997 and the opening of the new Richmond, VA Pizzeria Regina food court in November of 1997.

Cost of Food and Beverages. Cost of food and beverages as a percentage of net sales was 20% in the fiscal 1998 period as compared to 23% in the fiscal 1997 period.

The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 16% and 19% in the fiscal 1998 and 1997 periods, respectively. This decline as a percentage of net sales was principally due to lower food costs and the addition of Pizzeria Regina food court restaurants which generally have lower food and beverage costs.

The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 29% and 31% in the fiscal 1998 and 1997 periods respectively. This decline as a percentage of net sales was due to a change in menu mix and menu price increases at the Company's Polcari's North End restaurant.

Payroll Expenses. Payroll expenses were $2,568,000 (30% of net sales) in the current period compared to $2,645,000 (31% of net sales) in the prior year's period.

Payroll expenses at the Pizzeria Regina restaurants decreased to $1,607,000 (27% of sales) in the current period from $1,687,000 (28% of net sales) in the prior year's period. The decrease in dollar amount of payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the closure of the Company's two Brookline Pizzeria Regina restaurants and the self-service in-line Pizzeria Regina at the Burlington Mall, which was partially offset by an increase in payroll expenses associated with the new Paramus Park Mall food court location in August of 1997 and the new Regency Square Mall food court location in November of 1997.

Payroll expenses at the Company's full service casual dining restaurant decreased to $849,000 (33% of net sales) in the current period from $869,000 (33% of net sales) in the prior year's period. The decrease in dollar amount of payroll expenses is primarily attributable to the closure of the Lexington Bel Canto restaurant in December of 1997. Payroll expenses at the Company's Commissary was $112,000 for the fiscal 1998 period as compared to $89,000 in the fiscal 1997 period. The increase is primarily due to the purchasing director's salary associated with the Commissary.

Other Operating Expenses. Other operating expenses in the current period were $2,899,000 (33% of net sales), compared to $2,941,000 (34% of net sales) in the prior year's period. The decrease in dollar amount of other operating expenses in the current period was primarily attributable to the closure of the Company's two Brookline Pizzeria Regina restaurants and the self-service in-line Pizzeria Regina at the Burlington Mall and the closure of the Lexington Bel Canto Restaurant. The decrease in other operating expenses was partially offset by the Company's policy to expense pre-opening costs as incurred. Therefore, the Company incurred pre-opening expenses associated with the Pizzeria Regina in Paramus Park Mall, the Pizzeria Regina in Regency Square Mall and with the opening of other new locations.

Other operating expenses from the Pizzeria restaurants increased slightly to $1,958,000 (32% of net sales) in the current period from $1,955,000 (33% of net sales) in the prior year's period.

Other operating expenses at the Company's full service casual dining restaurants decreased to $865,000 (33% of net sales) in the current period from $923,000 (35% of net sales) in the prior year's period. Other operating expenses also include commissary expenses, which decreased to $47,000 in the current period, as compared to $63,000 in the prior year's period. In addition the Company realized pre-opening expenses of $29,000 in the current period.

General and Administrative Expenses. General and administrative expenses were $1,096,000 (13% of net sales) in the current period, as compared to $889,000 (10% of net sales) in the prior year's period. The increase in general and administrative expenses was due, principally, to an increase in legal costs, real estate site selection consulting expenses, and support staff.

Interest Expense. Interest Expense increased to $222,000 in the current period as compared to $92,000 in the prior year's period. This increase was due to borrowings under the Company's new credit facility and the issuance of convertible subordinated debentures.

Liquidity and Capital Resources.

At January 25, 1998, the Company had a negative net working capital of approximately $525,000 and cash and cash equivalents of approximately $243,000.

During the thirty-nine weeks ended January 25, 1998, the Company had a net decrease in cash and cash equivalents of $483,000, reflecting net cash provided by operating activities of $335,000, net cash used for investing activities of $861,000 and net cash provided by financing activities of $43,000. Net cash provided by operating activities included the decrease in accounts receivable of $41,000, partially offset by an increase in prepaid expenses of $62,000 and a decrease in accrued liabilities of $128,000. Approximately $586,000 of the net cash used in investing activities was costs associated with the opening of the new Paramus, NJ Pizzeria location and the cost new Pizzeria Regina food court kiosk at the Regency Square Mall in Richmond, VA, and approximately $49,000 in costs was associated with the opening of the new Pizzeria Regina food court kiosks in Oviedo, FL and Auburn, MA . Net cash used in investing activities also reflects costs associated with the production of ovens for future Pizzeria Regina expansion. Net cash provided by financing activities reflects the receipt of $219,000 of proceeds from the convertible subordinated debentures private placement and the use of $716,000 to repay long term debt, lease obligations and stockholder loans.

The Company opened Pizzeria Regina food court kiosks at the Paramus Park Mall, Paramus, NJ on August 7, 1997 and at the Regency Square Mall, Richmond, VA on November 30, 1997. The Company has entered into a lease for a food court kiosk in the Oviedo Mall, Oviedo, FL which is planning to open in March of 1998. The Company has also entered into a lease for a food court kiosk in the Auburn Mall, Auburn, MA, which is planning to open in the spring of 1998.

At January 25, 1998, the Company had current liabilities of $1,114,000, including $375,000 of accounts payable, $500,000 of accrued liabilities and current maturities of long-term obligations in the amount of $239,000. At January 25, 1998, the Company had long-term obligations, less current maturities, in the amount of $2,119,000, including $475,000 due under its credit facility with Haymarket Co-Operative Bank, $123,000 of loans payable to stockholder, $112,000 due under the capital lease obligations, $1,337,500 of convertible subordinated debentures, and $72,000 of deferred rent. The President and the Treasurer of the Company and each of the Company's subsidiaries have guaranteed the Company's obligations to the bank. As of March 8, 1998, the Company had borrowed the full amount available under its bank credit facility.

The Company believes that its existing resources, cash flow from operations and borrowings under its credit facility will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations. The Company has commenced the rights offering to raise approximately $1,800,000 (net of expenses) from the sale of Common Stock. The net proceeds of the rights offering will be used for working capital, repayment of indebtedness and to finance its expansion plans and other cash flow requirements. There can be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expenses, that the rights offering will be successful, or that the Company will be able to obtain additional financing upon favorable terms, if at all. Failure of the Company to do so could result in the Company's failure to be able to meet its cash flow requirements.

New Accounting Standards
------------------------

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995
--------------------------------------------------------------------------------

Forward-looking statements in this report, including without, limitation, statements relating to the adequacy of the Company's resources, and the timing of the Company's expansion are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; risks associated with possible Nasdaq Small Cap Market delisting and the success of the Company's rights offering; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II

ITEM 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

At January 25, 1998 a Registration Statement had been filed but had not yet become effective relating to the proposed issuances of 2,006,277 Rights (four tenths of one Right for each share of stock outstanding) to purchase Common Stock at a price of $1.00 per share. The Registration Statement was declared effective and the rights offering commenced February 26, 1998.

ITEM 5. Other Information.
        ------------------

         The Company entered into an International Development Agreement with Regina

International, a corporation controlled by a Company director, to pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East and the Pacific Rim. Under that agreement, Regina International agrees to use its best efforts to market and promote the Company's franchise system within its development territory and to sell a minimum numbers of franchises during the initial 5 1/2 year term. The Company is obligated to pay Regina International a development fee of $7,000 per month for the first 60 months of the agreement. This monthly fee accrues but is not payable until the month following the month in which BRAII's positive cash flow equals or exceeds $7,000 after payment of all accrued but unpaid direct costs and expenses incurred in connection with marketing and promotion of the Company's franchise system, and is payable thereafter only to the extent there continues to be positive cash flow. The Company will expense the monthly fee as incurred, regardless of when payment is required to be made. BRAII must pay Regina International a royalty of 40% of the excess of gross revenues from Regina International's activities over the expenses incurred by either BRAII or Regina International in the marketing and promotion of the Company's franchise system within the development area, with the royalty percentage subject to adjustment based upon the ratio of revenues to expenses. Either party has the right to seek negotiation of the agreement upon 180 days written notice at the end of the term, and if they cannot reach agreement upon mutually agreeable terms, each has the right to buy out the balance of the agreement's term for a one-time buy out fee equal to the excess of the revenues of BRAII over the marketing and promotional expenses referred to above for the five year period preceding the buy out. The buy out fee is payable to the Company in cash or its common stock, subject to certain requirements.


ITEM 6. Exhibits and Reports On Form 8-K.
        ---------------------------------

(a) Exhibits.
    ---------

         10(x) International Development Agreement dated as of January 1, 1998 between Boston Restaurant Associates, Inc. and Regina International, Ltd. (Incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 333-43999). The number set forth herein is the number of the Exhibit in said Registration Statement).

(b) Reports On Form 8-K. - None

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BOSTON RESTAURANT ASSOCIATES, INC.


                                            By: /s/ George R. Chapdelaine

Date: March 8, 1998                         -----------------------------------
                                            George R. Chapdelaine, President and
                                            Chief Executive Officer