Form 10KSB
period 1998-04-26
BOSTON RESTAURANT ASSOCIATES INC
filed 1998-07-22
CIK 926295

Dear Shareholders,

     The long term strategy that Boston Restaurant Associates initiated in 1994 is right on track. Fiscal 1998 was a very rewarding year.

     We have tightened our focus on developing the Pizzeria Regina brand, selling our last Bel Canto restaurant and closing all non-performing units. In August 1997 our first out of state store opened at the Paramus Park Mall in Paramus, New Jersey, followed by one in Richmond, Virginia and Oviedo, Florida. New packaging and distribution methods developed for shipping pizza dough are in place and successful. This will allow us to support company-owned and franchise stores consistently at greater distances than first thought.

     A Pizzeria Regina franchise program has been developed and was finalized in January 1998. This opens the doors to faster growth in a larger geographic area. In that regard, Boston Restaurant Associates signed an agreement to develop franchises in Europe, the Middle East and the Pacific Rim nations with an experienced food service development company based in Brussels, Belgium. This has already produced significant inquiries from seasoned overseas food service companies. We hope to capitalize on the growth opportunities in fiscal 1999.

     Our restaurant portfolio performed well this year. Overall same-store sales grew 7.3% while costs declined 2% for food and beverage, 1% for payroll and 1% for other operating expenses.

     The balance sheet improved as well, as a result of a profitable year and the raising of $2M in a rights offering that was 33% oversubscribed. These great results helped to raise our stock price by 24% in fiscal 1998.

     With all that has happened this year, our opportunities for fiscal 1999 have broadened. Two leases have already been signed for stores to be built in 1999. The future looks promising. I would like to thank our loyal and experienced cadre for making this possible and our stockholders for your faith and support in our plan.


                                                Sincerely,



                                                George R. Chapdelaine
                                                President and Chief
                                                Executive Officer

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 26, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________.

                             Commission File Number
                                     0-18369

                       BOSTON RESTAURANT ASSOCIATES, INC.
           -----------------------------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

              Delaware                                          61-1162263
   -------------------------------                           ----------------
   (State or Other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

        999 Broadway, Suite 400                                      01906
         Saugus, Massachusetts                                    ----------
----------------------------------------                          (Zip Code)
(Address of Principal Executive Offices)


                                  (781)231-7575
                 -----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                                     Name of Each Exchange
           Title of Each Class                        on Which Registered
           -------------------                        -------------------

  Common stock, $.01 par value per share             Boston Stock Exchange
Redeemable Common Stock Purchase Warrants

      Securities registered under Section 12(g) of the Securities Exchange
                                  Act of 1934:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

                             Redeemable Common Stock
                                Purchase Warrants
                             -----------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes [X]     No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]


         The issuer's revenues for its most recent fiscal year were $11,255,049.

         The aggregate market value of registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of July 14, 1998 was $1-11/16 based upon the average closing bid and asked prices of such stock on that date as reported on the NASDAQ SmallCap Market on that date. As of July
14, 1998 there were 7,024,170 shares of the registrant's Common Stock, $.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

General

         Boston Restaurant Associates, Inc. (the "Company") operates a chain of 11 restaurants -- ten fast service, high volume pizzerias under the Pizzeria Regina(R) name and one full service family-style Italian/American restaurant under the Polcari's North End(TM) name. Of the ten Pizzeria Regina restaurants, eight are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), and two are wait-service restaurants (full-service style emphasizing whole pizzas with in-restaurant seating). A majority of the restaurants are located in the Boston, Massachusetts metropolitan area.

         The Pizzeria Regina restaurants feature the Company's signature product, its premium Neapolitan style, thin crust pizza, prepared in gas-fired brick ovens. The original Pizzeria Regina, located in Boston's historic North End, has served the Company's premium brick oven pizza since 1926. The Company believes that the Pizzeria Regina pizza and the brand name are local symbols of superior and distinctive pizza. See "Pizzeria Regina Restaurants."

         The Polcari's North End restaurant is a full service Italian/American, family-style restaurant that captures the community spirit of the 1940's and 1950's in Boston's Italian North End neighborhood. It highlights exposed gas-fired brick ovens in open view of diners, memorabilia and photographs depicting 1940 and 1950 scenes in Boston's North End, and large tables to encourage family style dining. See "Polcari's North End Restaurant."

         The Company plans to expand its operations by opening additional Company-operated Pizzeria Regina food court kiosks in high volume retail malls as the opportunities present themselves and by beginning to franchise its Pizzeria Regina concept. Whether or not the Company seeks to expand the Polcari's North End concept by opening additional restaurants will depend upon market opportunities and the Company's overall financial and management resources. The rate at which the Company actually is able to open new Company-operated restaurants will be determined by many factors, including the Company's success in obtaining adequate financing, identifying satisfactory sites, negotiating satisfactory leases, securing requisite governmental permits and approvals, and training management personnel. The rate at which franchised restaurants are opened also will be determined by many factors, including site availability and qualified franchisees. There can be no assurance that the Company will have the resources to expand, that expansion will not be more costly than anticipated, that current and future sites will operate profitably, or that franchising efforts will be successful.

         The Company's principal offices are located at 999 Broadway, Saugus, Massachusetts 01906 and its telephone number is (781) 231-7575. As used in this Report, unless otherwise indicated, the term "Company" refers to Boston Restaurant Associates, Inc. and its subsidiaries.

Pizzeria Regina Restaurants

         The Company currently operates ten Pizzeria Regina restaurants -- fast service, high volume pizzerias that feature premium brick oven pizza and cater primarily to the lunchtime diner (with the exception of the original North End location, which serves both the lunch and dinner markets). Of these ten restaurants, eight are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), and two are wait-service restaurants (full-service style emphasizing whole pizzas with in-restaurant seating).

         The Pizzeria Regina restaurants feature the Company's signature product, its premium Neapolitan style, thin crust, brick oven pizza. This pizza features a proprietary dough and pizza sauce which the Company believes combine to produce a distinct flavor and superior pizza. These pizzas are offered with a wide variety of fresh vegetable and cured meat toppings. The Company believes that the quality of its pizza resulting from its proprietary ingredients and baking process should enable it to appeal to both the lunch and dinner markets. The original Pizzeria Regina, located in Boston's historic North End, has served the Company's premium brick oven pizza since 1926.

         The Company's eight food court kiosks primarily serve pizza by the slice with multiple topping choices and operate side-by-side with other fast food vendors. Menu items are presented in a self-service, take-out style designed to allow customers to order, pay for and consume their food in a very short period of time. Customers who desire to sit down after purchasing their food may join customers of other food court vendors in one or more designated common areas within the mall. The focused menu, self-service, take-out style and common seating provide food court customers with a fast dining, low cost alternative relative to more traditional full service restaurants.

         The Company intends to open additional Pizzeria Regina food court kiosks, primarily in retail malls. Based on the Company's own experience and articles from trade journals, the Company believes there is a trend at retail malls to retrofit and upgrade food courts to emphasize fast food as a focal point of malls. The Company further believes that lunchtime diners who visit retail shopping malls seek high quality, quick service meals in a food court setting, and that the premium quality of its brick oven pizza should position it to compete effectively in food court locations.

         During fiscal year 1998 the Company opened a total of three food court kiosk operations: Paramus Park, Paramus, New Jersey; Regency Square Mall, Richmond, Virginia; and Oviedo Marketplace, Oviedo, Florida. In addition a food court kiosk was opened at the Auburn Mall, Auburn, Massachusetts in May of 1998. The Company has preliminarily identified other potential site locations that it believes will become available during the next 24 months. Management estimates that the cost of opening a typical food court kiosk currently is approximately $350,000 to $400,000. There can be no assurance that the Company will be able to obtain financing necessary to construct additional food courts kiosks, that the Company will be able to complete the construction of new kiosks on a timely basis and within budget, if at all, or that the Company will be able to operate these kiosks successfully.

         Two of the Company's Pizzeria Regina restaurants (a food court kiosk and a wait-service restaurant) are located in the Quincy Market/Faneuil Hall Marketplace in Boston, Massachusetts. The Company entered into a new five-year lease for the food court kiosk, the more successful of the two restaurants, on January 1, 1996. The Company anticipates closing the wait-service restaurant, the lease of which has expired, on or before December 31, 1998. At that time it will seek to enter into a lease for additional space for a full service restaurant in the Quincy Market/Faneuil Hall Marketplace. The Company believes, based upon communications with the landlord, that it will be able to successfully negotiate a new lease for a wait service restaurant in that location, although there can be no assurance that it will be able to do so.

Polcari's North End Restaurant

         In March 1995, the Company opened its first Polcari's North End restaurant in Saugus, Massachusetts, replacing a similar restaurant the Company had operated from 1954-1989 in Boston's North End. The Polcari's North End restaurant concept is designed to create an Italian/American, family-style, casual dining ambiance that captures the community spirit of the 1940's and 1950's in Boston's Italian North End neighborhood. The restaurant highlights exposed gas-fired brick ovens in open view of diners. In addition, memorabilia and photographs depicting 1940 and 1950 scenes in Boston's North End are used to create a neighborhood atmosphere rich with history. The restaurant also features large tables of six or more seats to encourage family style dining and a value-oriented menu that includes branded Pizzeria Regina pizza, large Italian/American pasta dishes and fresh baked breads.

          The Company may in the future review opportunities to open additional Polcari's North End restaurants. Such expansion will be dependent upon market opportunities and the Company's overall financial and management resources.

Restaurant Operations

         The Company invests substantial time and effort in its training programs, which focus on all aspects of restaurant operations, including kitchen, bar and dining room operations, food quality and preparation, alcoholic beverage service, liquor liability avoidance, customer service and employee relations. The Company holds regular meetings of its managers which cover new products, continuing training and other aspects of business management. Managers also attend seminars, which are periodically conducted by Company personnel and outside experts, on a broad range of topics.

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

         The staff for a typical Pizzeria Regina kiosk restaurant consists of one general manager, two managers and approximately 12 to 15 hourly employees. The staff of a typical sit-down Pizzeria Regina consists of a general manager, two managers, and approximately 15 to 25 hourly employees. The staff for a Polcari's North End restaurant consists of one general manager, two managers, one kitchen manager and approximately 40 to 60 hourly employees. Most of the Company's hourly employees are part-time personnel. The general manager of each restaurant is primarily responsible for the day-to-day operations of the entire restaurant and maintaining standards of quality and performance established by the Company.

         The Company believes centralized financial and management controls are fundamental to improving operating margins. These controls are maintained through the use of an automated data processing system and prescribed reporting procedures. Each restaurant has a point-of-sale system that captures restaurant operating information. The restaurants forward daily sales reports, vendor invoices, payroll information and other data to the Company's corporate headquarters. Company management utilizes this data to centrally monitor costs and sales mix and to prepare periodic financial management reports. This system is also used for budget analysis, planning and determination of menu composition. Restaurant managers perform daily inventories of key supplies. All other supplies are inventoried weekly at the Pizzeria Regina restaurants and are inventoried biweekly at the Polcari's North End. Cash is controlled through deposits of sale proceeds in local operating accounts following each restaurant shift with respect to the Pizzeria Regina locations and following each business day with respect to Polcari's North End location. The balances in those accounts are wire transferred daily to the Company's principal operating account.

Site Selection

         The Company considers the specific location of a restaurant to be critical to the restaurant's long term success. It devotes significant time and resources to the investigation and evaluation of each prospective site, including consideration of local market demographics, population density, average household income levels and site characteristics such as visibility, accessibility and traffic.

         The Company seeks sites for the Pizzeria Regina kiosk restaurants within high-traffic food courts or retail shopping malls located in metropolitan areas. It seeks sites for Pizzeria Regina wait-service restaurants in densely populated areas. Factors which will favor a Polcari's North End restaurant site are its proximity to high-volume, middle market traffic centers, such as retail and residential areas with populations of at least 100,000 persons within a five mile radius. For all types of restaurants, the Company also considers existing local competition and, to the extent such information is available, the sales of other comparably priced restaurants operating in the area.

Purchasing and Commissary Operations

         The Company maintains a commissary where food products such as pizza dough are produced for the Company's restaurants. These products require a high degree of consistency that would be more difficult to maintain at the individual restaurant locations. The Company believes that close, centralized monitoring of the dough preparation ensures a more consistent premium product. All other food preparation is performed on site at the restaurant level.

         The Company negotiates directly with wholesale suppliers of high volume food ingredients such as cheese, tomato sauce, and flour to ensure consistent quality and freshness of products across its restaurants and to obtain competitive pricing. These ingredients are then purchased by the Company's distributor at the negotiated price and redistributed to the Company's restaurants. All other food ingredients and beverage products are purchased directly by the general manager of each restaurant in accordance with corporate guidelines. The Company believes that all essential food and beverage products are available from many qualified wholesale suppliers.

Franchising

         In 1997, the Company formed Boston Restaurant Associates International, Inc. ("BRAII"), a wholly owned subsidiary, for the purpose of offering Pizzeria Regina franchise opportunities both domestically and internationally. BRAII has filed a Uniform Franchise Offering Circular in Connecticut, Florida, Georgia, Kentucky, New Hampshire, Pennsylvania and Texas and is actively seeking franchisees with operational experience.

         In addition, in January 1998, the Company entered into an International Development Agreement with Regina International, Ltd. ("Regina International"), controlled by Terrance Smith, a Company director with experience in international franchising, to pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East and the Pacific Rim.

         Franchising operations present numerous risks, and the Company faces vigorous competition from other similar type restaurant chains in attracting and retaining suitable franchisees. The Company is subject to regulation by the Federal Trade Commission and must comply with certain state laws that govern the offering, sale, and termination of franchises and the refusal to renew franchises. The Company has limited experience in franchising restaurants. Franchisees' failure to maintain the Company's high standards could adversely affect customer attitudes towards the Company's restaurants. Granting exclusive territory agreements may also limit future expansion opportunities for Company-owned restaurants. Franchise developers or franchisees may leave the franchise system at the end of the term of their development or franchise agreements or may attempt to terminate their agreements before the end of their terms, thereby reducing royalty revenues. Further, while franchising permits the Company to increase the geographic coverage of its restaurant system without substantial investments of capital, it also means that the Company may not have direct operational control over the Company's franchised restaurants.

Seasonality

         The Company's restaurants are subject to seasonal fluctuations in sales volume. Sales at the Pizzeria Regina restaurants are typically higher in June through August and in November and December due to increased volume in shopping malls during the holiday and tourist seasons and school vacations.

Employees

         As of July 15, 1998, the Company had approximately 275 employees, of whom 10 were corporate and administrative personnel, 33 were field supervision or restaurant managers or management trainees, and the remainder were hourly restaurant personnel. Many of the Company's hourly employees work part-time. The Company believes that its relationship with its employees is good. None of the Company's employees are covered by a collective bargaining agreement.

Advertising and Marketing

         The Company's target market for the Pizzeria Regina restaurants is very broad, consisting of individuals and families who seek fast service and high value-to-price meals during the lunch period. The target markets for the Polcari's North End restaurant are adults and families who seek moderately priced Italian dinner entrees, in a comfortable environment. The Company believes that its focus on premium quality, service and value is the most effective approach to attracting customers.

         The Company anticipates that it will obtain greater name recognition from increased distribution channels for its premium Pizzeria Regina brick oven pizza and the development of additional Pizzeria Regina food court kiosks. In addition, management believes that the concentration of most of its Company-owned restaurants within Eastern Massachusetts will enable the Polcari's North End restaurant to benefit from the recognition of the Pizzeria Regina and Polcari names. The Company plans to rely upon local advertising, high-volume traffic flow at retail malls, and word of mouth exposure.

Competition

         The restaurant business is highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond the Company's or a particular restaurant's control, including changes in the public's tastes and eating and drinking habits, population and traffic patterns and local economic conditions. The Company's restaurants compete with a wide variety of restaurants ranging from national and regional restaurant chains (some of which have substantially greater financial resources than the Company) to locally-owned restaurants. There is also active competition for liquor licenses in certain markets and for advantageous commercial real estate sites suitable for restaurants. The Pizzeria Regina restaurants compete with other fast-service, high volume food providers on the basis of price, value, location, and speed of service. The Polcari's North End restaurant competes with other casual, full service restaurants primarily on the basis of menu selection, quality, price, service, ambiance and location.

Trademarks

         The Company regards its service marks as having significant value and as being an important factor in the marketing of its products. Its most significant marks are "Pizzeria Regina," "Regina," the Regina crown design logo, and "Polcari's." These marks, which appear in its advertisements, menus and elsewhere, are widely recognized. "Pizzeria Regina" and the crown design logo are registered trademarks of the Company. The Company has applied to register the "Polcari's" logo, "Polcari's North End" and the Regina service marks with the United States Patent and Trademark Office.

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

         The selection of new restaurant sites is affected by federal, state and local laws and regulations regarding environmental matters, zoning and land use and the sale of alcoholic beverages. Varied requirements (particularly at the local level) may result in increases in the cost and time required for opening new restaurants, as well as increases in the cost of operating restaurants. Difficulties in obtaining necessary licenses or permits could cause delays in or cancellations of new restaurant openings.

         A significant portion of the Company's revenues at the Polcari's North End restaurant and the original Pizzeria Regina location in the North End is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants which serve alcohol to apply to both a state authority and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of the Company to obtain or retain liquor or food service licenses could have a material adverse affect on the particular restaurant's operations and the business of the Company generally.

         The Company is subject to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company presently carries $1,000,000 of liquor liability coverage for its restaurants, as well as excess liability coverage of $10,000,000 per occurrence, with a $10,000 deductible. The Company has never been named as a defendant in a lawsuit involving "dram shop" liability. There can be no assurance that dram shop insurance will continue to be available to the Company at commercially reasonable prices, if at all, or that such insurance, if maintained, will be sufficient to cover any claims against the Company for dram shop liability for which it may be held liable.

         The Company's restaurant operations are all subject to federal and state laws governing such matters as the proposed government mandated health insurance, over which the Company has no control. A significant number of the Company's personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage could increase the Company's labor costs.

Risk Factors

         An investment in the Company involves a degree of risk. Accordingly, in addition to the risks discussed elsewhere in this Form 10-KSB, investors should consider carefully the following risk factors in evaluating an investment in the Company.

Risks Related to Planned Expansion

         The Company intends to open additional Pizzeria Regina food court kiosks and to grant franchises to others. However, the Company's ability to open additional Company restaurants and acquire franchises will depend upon a number of factors, such as identifying satisfactory sites, negotiating satisfactory leases, securing requisite governmental permits and approvals, adequate supervision of construction, and recruiting and training management personnel, some of which are beyond the control of the Company. There can be no assurance that the Company will be able to open any of its planned new restaurants within budget or on a timely basis, if at all, or that any of the new restaurants will operate profitably. If the Company is unable to expand as planned, it may reduce the Company's ability to increase profitability.

Possible Need of Additional Funding

         The Company believes that its anticipated cash flow from operations, together with existing resources, will be sufficient to fund its working capital needs and expansion plans for at least the next 12 months. However, there can be no assurance that this will be the case. Changes in the Company's business or its business plan could affect its capital requirements. Moreover, there can be no assurance that the Company will have sufficient revenues after the end of that 12 month period to continue to fund its expansion plans and other operating requirements. In the event the Company requires additional financing, there can be no assurance that the Company would be able to obtain financing on favorable terms, if at all, and failure to do so could have a material adverse effect on the Company's business. See "Item 6. Management's Discussion and Analysis or Plan of Operation-- Liquidity and Capital Resources."

Risks of Restaurant Industry

         The Company's future performance will be subject to a number of factors that affect the restaurant industry generally, including (i) the highly competitive nature of the restaurant industry, (ii) general and local economic conditions, (iii) changes in tastes and eating and drinking habits, (iv) changes in tax laws that affect the deductibility of business related meals, (v) changes in food costs due to shortages, inflation or other causes, (vi) population and traffic patterns, (vii) demographic trends, (viii) general employment and wage and benefit levels in the restaurant industry, which may be affected by changes in federal and local minimum wage requirements or by federally or locally mandated health insurance, and (ix) the number of people willing to work at or near the minimum wage. See "Item 1. Business - Competition."

Dependence on Key Executive Officers

         The future success of the Company will depend in large part on the continued services of its President, George R. Chapdelaine, as well as on the Company's ability to attract and retain other qualified senior management personnel. The Company has retained the services of Mr. Chapdelaine through April 1999 pursuant to an employment agreement. The Company also has and intends to maintain key man life insurance in the amount of $2,000,000 on the life of Mr. Chapdelaine.

Control by Management

         The Company's executive officers, directors and their affiliates and members of their immediate families control the vote of approximately 49.2% of the outstanding shares of the Common Stock. George R. Chapdelaine and John P. Polcari, Jr., as the Voting Trustees under an Amended and Restated Voting Trust Agreement dated April 28, 1994 (the "Voting Trust Agreement") had joint dispositive and voting power over certain shares beneficially owned by the Company's executive officers, directors or their affiliates or members of their immediate families and were able to control or exert substantial influence over actions requiring stockholder approval. On July 13, 1998, the Voting Trust was terminated and the assets of the Voting Trust were distributed to its beneficiaries.

Geographic Concentration

         A total of eight of the Company's eleven existing restaurants are located in Eastern Massachusetts. As a result, the Company's results of operations may be materially affected by changes in the Massachusetts economy. See "Item 1. Business - General."

Volatility of Stock Price

         The Company's Common Stock is traded on the Nasdaq SmallCap Market and, compared to many other publicly traded companies, the Company is relatively small and has a relatively small average trading volume. Quarterly operating results of the Company or other restaurant companies, changes in general conditions in the economy, the restaurant industry, or the financial markets, or other developments affecting the Company, its competitors or the financial markets, could cause the market price of the Common Stock to fluctuate significantly. In addition, the stock market has recently experienced marked price and volume fluctuations. These broad market fluctuations may adversely affect the market price of the Common Stock. See "Item 5. Market for Common Equity and Related Stockholder Matters."

ITEM 2.  DESCRIPTION OF PROPERTY

         All of the Company's existing restaurants are located in leased space, except for the North End Pizzeria Regina location which is owned by the Company. All of the Company's leases provide for a minimum annual rent, and most call for additional rent based on sales volume at the particular location over a specified minimum level. Generally, these leases are net leases which require the Company to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Certain mall locations also require the Company to participate in upkeep of common areas and promotional activities.

         The following table sets forth certain information with respect to the Company's restaurant properties:

                                    Approx.         Seating            Lease
           Location                 Sq. Ft.        Capacity(1)     Expiration Date         Name/Type

Auburn Mall                           924              N/A              1/31/08        Pizzeria Regina
Auburn, MA                                                                             (food court)

North End                            4,300              67              N/A(2)         Pizzeria Regina
Boston, MA                                                                             (wait-service)

Faneuil Hall Marketplace              750              N/A             12/31/00        Pizzeria Regina
Boston, MA                                                                             (food court)
(Upstairs)

Faneuil Hall Marketplace(3)          2,000              75             12/31/98        Pizzeria Regina
Boston, MA                                                                             (wait service)
(Downstairs)

Burlington Mall                      1,018             N/A             11/30/05        Pizzeria Regina
Burlington, MA                                                                         (food court)

South Shore Plaza                     700              N/A              2/28/06        Pizzeria Regina
Braintree, MA                                                                          (food court)

Solomon Pond Mall                    1,085             N/A              1/30/07        Pizzeria Regina
Marlborough, MA                                                                        (food court)

Oviedo Market Place                   714              N/A              4/01/08        Pizzeria Regina
Oviedo, FL                                                                             (food court)


Paramus Park                          696              N/A              7/31/09        Pizzeria Regina
Paramus, NJ                                                                            (food court)

Regency Square                        605              N/A             11/03/04        Pizzeria Regina
Richmond, VA                                                                           (food court)

Saugus, MA                          11,000             400             11/30/12        Polcari's
                                                                                       North End

 (1) Food court locations have no independent seating capacity. Seating is centralized in the common areas of the food courts.

 (2) Company-owned. This property is subject to a mortgage in favor of Haymarket Co-Operative Bank. See "Item 6. Management's Discussion And Analysis Or Plan Of Operation -- Liquidity and Capital Resources." Includes approximately 1,000 square feet located in two adjacent condominiums owned by the Company which have not been built-out as of the date of this Report.

(3) The Company is currently in negotiations for a new wait service location within the marketplace.

         The Company occupies approximately 3,200 square feet of executive office space at 999 Broadway, Saugus, Massachusetts 01906. The Company also leases approximately 5,000 square feet of warehouse space located in Somerville, Massachusetts under a lease expiring on July 31,2001 (including all extension options that may be exercised by the Company in its discretion) and approximately 2,741 square feet for its commissary located in Charlestown, Massachusetts under a lease expiring on August 14, 1999.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock (NASDAQ symbol: "BRAI") is traded publicly on the NASDAQ SmallCap Market and the Boston Stock Exchange (BSE symbol:"BNR"). As of July 15, 1998, there were approximately 1,130 holders of record of the Company's Common Stock. On July 14,1998, the last bid and asked price of the Company's Common Stock as reported on the Nasdaq Small-Cap Market were $1-9/16 and $1-11/16 per share, respectively.

         The table below represents the quarterly high and low bid and asked prices for the Company's Common Stock for the Company's last two fiscal years. The prices listed in this table reflect quotations without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

                                                   High Bid        Low Bid         High Asked     Low Asked
                                                   --------        -------         ----------     ---------
Fiscal Year Ended April 27, 1997

     First Quarter........................          $1.06           $0.56           $1.08          $1.00
     Second Quarter.......................           1.00             .60            1.04            .62
     Third Quarter........................           1.12            1.00            1.31           1.02
     Fourth Quarter.......................           1.08            1.04            1.22           1.08

Fiscal Year Ended April 26, 1998

     First Quarter........................          $1.31           $1.06           $1.43          $1.18
     Second Quarter.......................           2.18            1.18            2.31           1.28
     Third Quarter........................           1.62            1.25            1.87           1.37
     Fourth Quarter.......................           1.75            1.25            1.81           1.31

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statements of operations:


                                                                         Fiscal Year Ended
                                                                         -----------------
                                                             April 26, 1998             April 27, 1997
                                                             --------------             --------------
Income Statement Data:
Net Sales                                                         100%                       100.0%

Costs and expenses:
Cost of food and beverages                                         20.2                       22.2
Other operating expenses                                           60.5                       62.4
General and administrative                                         12.2                        8.9
Depreciation and amortization                                       4.2                        5.1
Loss from valuation of assets impaired, assets to be                 --                         --
disposed of and restaurant closures
Total costs and expenses                                           97.1                       98.6

Operating Income/(Loss)                                             2.9                        1.4
Interest expense, Net                                               2.4                        1.3
Other (income) expense, net                                          --                         --
Net Income/(Loss)                                                    .5                         .1

Results of Operations

Results of Operations for the Years Ended April 26, 1998 and April 27, 1997


         Net sales in fiscal 1998 were $11,255,000, compared to net sales of $11,411,000 in fiscal 1997. The decrease in net sales was attributable to the closure of the self-service in-line Pizzeria Regina at the Burlington Mall in October of 1997, the closure of the two Brookline Pizzeria Regina restaurants in May and October of 1997 at the completion of their leases due to the inability to renegotiate a market value lease at those locations and the closure of the Lexington Bel Canto Restaurant. This was partially offset by the opening of the new Paramus, NJ Pizzeria Regina food court kiosk in August of 1997, the opening of the new Richmond, VA Pizzeria Regina food court kiosk in November of 1997, and the opening of the new Oviedo, FL Pizzeria Regina food court kiosk in March of 1998. Comparable sales for the restaurants open throughout both fiscal 1998 and 1997 increased by approximately 7.3%.

         Net sales at the Company's Pizzeria Regina restaurants increased to $7,952,000 in fiscal 1998 from $7,890,000 in fiscal 1997, principally due to the addition of sales from the new Pizzeria Regina food court kiosks and an increase in aggregate same store sales for existing Pizzeria Regina restaurants.

         Net sales at the Company's full service casual dining restaurants decreased to $3,286,000 in fiscal 1998 from $3,479,000 in fiscal 1997. The decrease was primarily attributable to closure of the Lexington Bel Canto Restaurant in December 1997, which was partially offset by increased sales at the Polcari's North End Restaurant.

Costs and Expenses

Cost of Food and Beverages

         Cost of food and beverages as a percentage of net sales for all restaurants was 20% in fiscal 1998, compared to 22% in fiscal 1997.

         The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 16% in fiscal 1998, compared to 18% in fiscal 1997. The decrease as a percentage of net sales was principally due to lower food costs and the addition of food court restaurants, which generally have lower food and beverage costs than wait service restaurants.

         The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants decreased to 29% in fiscal 1998 from 31% in fiscal 1997. This decrease as a percentage of net sales was due to a change in menu mix and minimal menu price increases at the Company's Polcari's North End Restaurant.

Other Operating Expenses

         Payroll Expenses. Payroll expenses were $3,380,000 (30% of net sales) in fiscal 1998, compared to of $3,496,000 (31% of net sales) in fiscal 1997. The decrease in payroll expenses is primarily attributable to the closure of the Lexington Bel Canto restaurant in December of 1997.

         Payroll expenses at the Pizzeria Regina restaurants decreased to $2,167,000 (27% of net sales) in fiscal 1998 from $2,242,000 (28% of net sales)
in fiscal 1997. The decrease in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the closure of the Company's two Brookline Pizzeria Regina restaurants and the self-service in-line Pizzeria Regina at the Burlington Mall, which was partially offset by an increase in payroll expenses associated with the new Paramus Park Mall food court location in August of 1997, the new Regency Square Mall food court location in November of 1997 and the new Oviedo Mall food court location in March of 1998.

         Payroll expenses at the Company's full service casual dining restaurants decreased to $1,056,000 (32% of net sales) in fiscal 1998 from $1,139,000 (33% net sales) in fiscal 1997. The decrease in payroll expenses is primarily attributable to the closure of the Lexington Bel Canto restaurant in December of 1997. Commissary payroll expenses were $157,000 in fiscal 1998 as compared to $115,000 in fiscal 1997.

Other Operating Expenses, Exclusive of Payroll.

         Other operating expenses, exclusive of payroll were $3,435,000 (31% of net sales) in fiscal 1998, compared to $3,623,000 (32% of net sales) in fiscal 1997.

         Other operating expenses exclusive of payroll from the Pizzeria Regina restaurants decreased to $2,376,000 in fiscal 1998 from $2,415,000 in fiscal 1997. This decrease in other operating expenses was attributable to the closure of the Company's two Brookline Pizzeria Regina restaurants and the self-service-in-line Pizzeria Regina at this Burlington Mall. The decrease in operating expenses was partially offset by the three new food court locations-- Pizzeria Regina in Paramus Park Mall, Pizzeria Regina in Regency Square Mall, and Pizzeria Regina in the Oviedo Mall--and the Company's policy to expense pre-opening costs associated with new food court locations.

         Other operating expenses exclusive of payroll from the Company's full service casual dining restaurants decreased to $972,000 in fiscal 1998 from $1,130,000 in fiscal 1997. Other operating expenses also include commissary expenses, which were $57,000 in fiscal 1998 and $78,000 in fiscal 1997, respectively. In addition the Company realized pre-opening expenses of $30,000 in the current fiscal year.

General and Administrative Expenses

         General and administrative expenses were $1,377,000 (12% of net sales) in fiscal 1998, compared to $1,021,000 (9% of net sales) in fiscal 1997. The increase in general and administrative expenses in fiscal 1998 compared to fiscal 1997 was due principally to the opening of new locations and future development costs expensed by the Company.

Depreciation and Amortization Expenses

         Depreciation and amortization expense was $470,000 (4% of net sales) in fiscal 1998, as compared to $579,000 (5% of net sales) in fiscal 1997. The decrease in depreciation and amortization expense in fiscal 1998 compared to fiscal 1997 was attributable to the closure of the Company's two Brookline Pizzeria Regina restaurants and the self-service in-line Pizzeria Regina at the Burlington Mall.

Interest Expense and Interest Income

         Interest expense increased to $305,000 in fiscal 1998, compared to $157,000 in fiscal 1997. The increase in interest expense was associated with borrowings under the Company's new credit facility and the issuance of convertible subordinated debentures.

         Interest income increased to $25,000 in fiscal 1998 as compared to interest income in fiscal 1997 of $5,000. The increase in interest income was attributable to the proceeds from the issuance of convertible subordinated debentures and the proceeds from the March 1998 rights offering.

Liquidity and Capital Resources

         At April 26, 1998 the Company had net working capital of $1,013,000 and cash equivalents of $1,788,000.

         During fiscal 1998 the Company had a net increase in cash of $1,062,000 reflecting net cash provided by operating activities of $257,000, net cash used for investing activities of $1,064,000 and net cash provided by financing activities of $1,869,000.

         Net cash provided by operating activities include a decrease in accounts receivable of $23,000 and an increase in deferred rent of $19,000, partially offset by an increase in prepaid expenses of $23,000, a decrease in accounts payable of $68,000, and a decrease in a accrued liabilities of $138,000. Approximately $1,020,000 of the net cash used in investing activities were costs associated with the opening of the new Pizzeria Regina food court locations in Paramus, NJ, Richmond, VA, Oviedo, FL and Auburn, MA. Net cash provided by financing activities reflects the receipt of $381,000 of proceeds from the convertible subordinated debentures private placement and $1,756,000 of net proceeds from the March 1998 rights offering, partially offset by the use of $241,000 to repay long term debt, lease obligations and stockholder loans, and the use of $27,000 for debt issuance costs.

         The Company opened Pizzeria Regina food court kiosks at the Paramus Park Mall, Paramus, NJ on August 7, 1997, at the Regency Square Mall, Richmond, VA on November 30, 1997 and at the Oviedo Mall, Oviedo, FL on March 11, 1998. The Company also opened a Pizzeria Regina food court kiosk in the Auburn Mall, Auburn, MA on May 7, 1998.

         The Company believes that its existing resources, cash flow from operations, borrowings under its credit facility and the net proceeds from the March 1998 rights offering will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations. The net proceeds of the March 1998 rights offering will be used for repayment of indebtedness, to finance its expansion plans and for other working capital requirements. There can be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expenses, or that the Company will be able to obtain additional financing upon favorable terms, if at all. Failure of the Company to do so could result in the Company's failure to be able to meet its cash flow requirements.

Year 2000 Systems

         The Company has undertaken a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and to function appropriately from and after January 1, 2000, and does not believe that the total cost to address any changes required as a result of the so-called "Year 2000 Problem" will be material. The Company believes it is unlikely that any Year 2000 Problems encountered by any of its suppliers or customers will have a material impact on the Company.

New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131").

         SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS 131, which supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect implementation of these standards to materially affect future financial statements and disclosures.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

         Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company's resources, and the timing of the Company's expansion are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitations: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. See also "Item 1. Business - Risk Factors"

ITEM 7.  FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
         Boston Restaurant Associates, Inc. and Subsidiaries
         Index to Financial Statements.......................      F-1
         Report of Independent Certified Public Accountants..      F-2
         Consolidated Financial Statements
               Balance Sheets................................      F-3 - F-4
               Statements of operations......................      F-5
               Statements of stockholders' equity............      F-6
               Statements of cash flows......................      F-7
               Summary of accounting policies................      F-8 - F-11
               Notes to consolidated financial statements....      F-12 - F-29

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         The information required by this Item 9 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1998 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1998 fiscal year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close if its 1998 fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1998 fiscal year.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibit                                                                Reference
Number                                                                 Number
3.01        Amended Certificate of Incorporation of the Registrant     A-3(a)*

3.02        Amended By-Laws of the Registrant                          A-3(b)*

4.01        Description of Common Stock (contained in the Amended      A-4(a)*
            Certificate of Incorporation of the Registrant, filed as
            Exhibit 3(a).

4.02        Form of Certificate evidencing shares of Common Stock      F-4(b)*

4.03        Stock Purchase Warrant issued to Corning Partners IV,      A-10(z)*
            L.P. on April 29, 1994

4.04        Loan and Security Agreement dated December 28, 1995        H-10.03*
            between Boston Restaurant Associates, Inc. and Haymarket
            Co-Operative Bank

4.05        $500,000 Note, dated December 28, 1995, issued by Boston   H-10.01*
            Restaurant Associates, Inc. in favor of Haymarket
            Co-Operative Bank

4.06        Condominium Mortgage-Security Agreement, dated December    H-10.02*
            28, 1995, issued by George R. Chapdelaine, Trustee of
            BRA Nominee Trust, in favor of Haymarket Co-Operative
            Bank

4.07        Guaranty of Ocean Inc., Polcari Enterprises, Inc.,         H-10.04*
            Pizzeria Regina, Inc., Polcari's, Inc. and Fantail
            Restaurant, Inc. dated December 28, 1995, in favor of
            Haymarket Co-Operative bank

4.08        Guaranty of George R. Chapdeline, individually and as      H-10.05*
            trustee of the BRA Nominee Trust, dated December 28,
            1995, in favor of Haymarket Co-Operative Bank

4.09        Guaranty of John P. Polcari, Jr., dated December 28,       H-10.06*
            1995, in favor of Haymarket Co-Operative Bank

4.10        $350,000 Note, dated April 19, 1996 issued by Boston       I-10.09*
            Restaurant Associates, Inc. in favor of Haymarket
            Co-Operative Bank

4.11        $500,000 Note, dated July 26, 1996, issued by Boston       I-10.10*
            Restaurant Associates, Inc. in favor of Haymarket
            Co-Operative Bank

4.12        Form of option granted to Mr. Chapdeline and Mr. Polcari   H-10.07*
            in consideration of their guaranties of Boston
            Restaurant Associates, Inc. obligations under its
            credit facility

4.13        Guaranty of Lease of George R. Chapdelaine and John        Filed Herewith
            P. Polcari, Jr. dated March 17, 1998 in favor of H.C.B.
            Corporation.

4.14        Guaranty of Lease of George R. Chapdelaine and John        Filed Herewith
            P. Polcari, Jr. dated March 17, 1998 in favor of H.C.B.
            Corporation.

4.15        Guaranty of Lease of George R. Chapdelaine and John        Filed Herewith
            P. Polcari, Jr. dated March 17, 1998 in favor of H.C.B.
            Corporation.

4.16        Form of Option granted to Mr. Chapdelaine and Mr. Polcari  Filed Herewith in consideration of their guaranties of Boston Restaurant
            Associates, Inc. obligations under the H.C.B. Corporation
            leases.

10.02       Lease dated August 19, 1992 between Polcari's Inc. and     A-10(k)*
            the Yen H. Tow Realty Trust regarding a location in
            Saugus, Massachusetts

10.03       Lease dated August 1, 1993 between Polcari Enterprises,    A-10(n)*
            Inc. and the E.J.H. Realty Trust regarding Registrant's
            warehouse located in Somerville, Massachusetts

10.04       Lease dated October 14, 1986 between Polcari Enterprises,  A-10(o)*
            Inc., and Costa Fruit & Produce Co., Inc. regarding the
            Registrant's commissary located in Charlestown,
            Massachusetts

10.05       Lease dated June 30, 1995 between Berlin Properties        G-10(p)*
            Limited Partnership and Ocean, Inc. regarding a Pizzeria
            Regina location in the Solomon Pond Mall, Berlin and
            Marlborough, Massachusetts

10.06       Lease dated May 10, 1994 between Bellwether Properties     G-10(q)*
            of Massachusetts, L.P. and Ocean, Inc. regarding a
            Pizzeria Regina in the Burlington Mall, Burlington,
            Massachusetts

10.07       Employment Agreement between the Registrant and George     A-10(p)***
            R. Chapdelaine

10.08       Form of 1994 Non-employee Director Stock Option Plan       A-10(q)***

10.09       Form of 1994 Combination Stock Option Plan                 A-10(r)***

10.10       Form of Indemnification Agreement with each of the         A-10(bb)***
            directors and certain officers of the Registrant

10.11       Incentive Stock Option Plan                                B-(10)h***

10.12       Non-employee Director Stock Option Plan                    C-10(h)***

10.13       Amendment to Employment Agreement between the Registrant   A-(hh)***
            and George R. Chapdelaine

10.14       Lease dated July 24, 1996 between Faneuil Hall             I-10.08*
            Marketplace, Inc. and Fantail Restaurant, Inc.
            regarding  a Pizzeria Regina location in the Faneuil
            Hall Marketplace Area, Boston, Massachusetts

10.15       Equipment Lease dated July 26, 1996 between HCB            I-10.11*
            Corporation and Ocean, Inc. regarding certain equipment
            at a Pizzeria Regina location in the Solomon Pond Mall,
            Berlin and Marlborough, Massachusetts

10.16       Lease dated June 30, 1995 between Berlin Properties        J-10.01
            Limited Partnership and Ocean, Inc. regarding a Pizzeria
            Regina Location in Solomon Pond Mall, Berlin and
            Marlborough, Massachusetts

10.17       Lease dated July 7, 1997 between One Federal Street Joint  K-10.01
            Venture and Pizzeria Regina of Virginia, Inc. regarding a
            Pizzeria Regina located in Regency Square Mall, Richmond,
            Virginia

10.18       Lease dated December 10, 1997 between Rouse-Orlando,       L-10.01*
            Inc. and Pizzeria Regina of Florida, Inc. regarding a
            Pizzeria Regina location in the Oviedo Marketplace,
            Oviedo, Florida

10.19       International Development Agreement dated as of January    M-10.01
            1, 1998 between Boston Restaurant Associates, Inc. and
            Regina International, Ltd.

10.20       Equipment Lease dated March 17, 1998 between H.C.B.        N-10.01
            Corporation and Pizzeria Regina of Virginia, Inc.
            regarding certain equipment located in the Regency
            Square Mall, Richmond  Virginia

10.21       Equipment Lease dated March 17, 1998 between H.C.B.        Filed Herewith
            Corporation and Pizzeria Regina of Florida, Inc. regarding certain equipment located in the Oviedo Marketplace,
            Oviedo, Florida.

10.22       Equipment Lease dated March 17, 1998 between H.C.B.        Filed Herewith
            Corporation and Ocean, Inc. regarding certain equipment
            at a Pizzeria Regina location in the Auburn Mall,
            Auburn, Massachusetts.

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

I           Incorporated by reference to the Company's annual report on Form
            10-KSB for the year ended April 28, 1996. The number set forth herein is the number of the Exhibit in said annual report.

J           Incorporated by reference to the Company's annual report on Form
            10-KSB for the year ended April 27, 1997. The number set forth herein is the number of the Exhibit in said annual report.

K           Incorporated by reference to the Company's quarterly report on Form
            10-QSB for the period ended July 26, 1997. The number set forth herein is the number of the Exhibit in said quarterly report.

L           Incorporated by reference to the Company's quarterly report on Form
            10-QSB for the period ended October 26, 1997. The number set forth herein is the number of the Exhibit in said quarterly report.

M           Incorporated by reference to the Company's S-2 Registration
            Statement dated February 26, 1998. The number set forth herein is the number of the Exhibit in said Registration Statement.

N           Incorporated by reference to the Company's quarterly report on Form
            10-QSB for the period ended January 25, 1998. The number set forth herein is the number of the Exhibit in said quarterly report.

O           Incorporated by reference to the Company's annual report on Form
            10-KSB for the year ended April 26, 1998. The number set forth herein is the number of the Exhibit in said annual report.


(a)         REPORTS ON FORM 8-K


1.          Boston Restaurant Associates, Inc. filed a report on Form 8-K dated
            February 26, 1998 reporting the filing of a S-2 Registration with respect to an offering of Rights to purchase Common Stock.

2.          Boston Restaurant Associates, Inc. filed a report on Form 8-K dated
            March 25, 1998 reporting the closing and results of the S-2
            Registration with respect to an offering of Rights to purchase
            Common Stock.

3.          Boston Restaurant Associates, Inc. filed a report on Form 8-K dated
            12 June 1998 reporting the net tangible worth of the Company as of April 26, 1998 for purposes of the Nasdaq SmallCap Market listing requirements.

Signatures
----------

         In accordance with section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOSTON RESTAURANT ASSOCIATES, INC.

Date:    20 July, 1998                 By: /s/ George R. Chapdelaine
                                           -------------------------
                                           George R. Chapdelaine, President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                                      DATE
----------                                                      ----

/s/ George R. Chapdelaine                                   20 July, 1998
------------------------------------------------
George R. Chapdelaine, Chief
Executive Officer, President and
Director (principal executive officer)

/s/ Fran V. Ross                                            20 July, 1998
------------------------------------------------
Fran V. Ross, Chief Financial Officer
(principal financial and accounting officer)

/s/ Joseph J. Caruso                                        20 July, 1998
------------------------------------------------
Joseph J. Caruso, Director

/s/ Roger Lipton                                            20 July, 1998
------------------------------------------------
Roger Lipton, Director

/s/ John P. Polcari, Jr.                                    20 July, 1998
------------------------------------------------
John P. Polcari, Jr., Director

/s/ Richard J. Reeves                                       20 July, 1998
-------------------------------------------------
Richard J. Reeves, Director

Lucille Salhany                                             20 July, 1998
-------------------------------------------------
Lucille Salhany, Director

/s/ Terrance A. Smith                                       20 July, 1998
-------------------------------------------------
Terrance A. Smith, Director

Corporate Officers                       Directors
------------------                       ---------
George R. Chapdelaine                    George R. Chapdelaine
President, Chief Executive Officer       President, Chief Executive Officer

Anthony V. Buccieri                      Joseph J. Caruso(2)
Vice President of Operations             President
                                         Bantam Group, Inc.

Fran V. Ross                             Roger Lipton(1)
Chief Financial Officer                  Managing Director
                                         Axiom Capital Management, Inc.

Gordon R. Penman                         John P. Polcari, Jr.
Secretary                                One of the Founders of Pizzeria Regina, Inc.
Member, Brown, Rudnick, Freed & Gesmer
                                         Richard J. Reeves(1)(2)
                                         Engaged in restaurant development as a
                                         franchisee of various restaurants
General Counsel
---------------
Brown, Rudnick, Freed & Gesmer           Lucille Salhany
                                         President, Chief Executive Officer
Independent Auditors                     United Paramount Network
--------------------
BDO Seidman, LLP

Transfer Agent and Registrar             Terrance A. Smith(1)
----------------------------             President
American Stock Transfer & Trust Company  Chi-Chi's International Operations, Inc.
                                         Master franchisee of Chi-Chi's Mexican
                                         Restaurants outside of the United States and Canada

                                         (1) Audit Committee
                                         (2) Compensation Committee Member

Annual Meeting

The Annual Meeting of Boston Restaurant Associates, Inc. will be held at 10:00 a.m. on Monday, September 14, 1998 at the offices of Brown, Rudnick, Freed & Gesmer, One Financial Center, Boston, MA 02111.

Corporate Address

Boston Restaurant Associates, Inc. 999 Broadway, Suite 400, Saugus, Massachusetts 01906. Telephone: (781) 231-7575; Fax: (781) 231-5225.

Listing

Boston Restaurant Associates, Inc.'s stock is traded on the Nasdaq SmallCap Market under the symbol BRAI and on the Boston Stock Exchange under the symbol BNR.

General

This annual report and the financial statements that it contains are submitted for the general information of the stockholders of Boston Restaurant Associates, Inc. and are not intended to introduce or to be used in connection with any sales or purchases of securities.

                                             Boston Restaurant
                                              Associates, Inc.
                                              and Subsidiaries

================================================================================

                             Consolidated Financial Statements
                 Years Ended April 26, 1998 and April 27, 1997

                                          Boston Restaurant Associates, Inc.
                                                            and Subsidiaries


                                               Index to Financial Statements

================================================================================

    Report of Independent Certified Public Accountants                   F-2

    Consolidated Financial Statements:

        Balance sheets                                            F-3 to F-4

        Statements of operations                                         F-5

        Statements of stockholders' equity                               F-6

        Statements of cash flows                                         F-7

        Summary of accounting policies                           F-8 to F-11

        Notes to consolidated financial statements              F-12 to F-29

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Boston Restaurant Associates, Inc.

We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 26, 1998 and April 27, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 26, 1998 and April 27, 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                                BDO Seidman, LLP

Boston, Massachusetts
June 17, 1998

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                                  Consolidated Balance Sheets

================================================================================

                                                          April 26,                 April 27,
                                                            1998                      1997
=============================================================================================

Assets (Note 4)

Current:
    Cash and cash equivalents                            $ 1,788,361             $   726,054
    Accounts receivable                                       46,958                  69,729
    Inventories (Note 1)                                     212,071                 209,295
    Prepaid expenses and other                                49,152                  27,532
---------------------------------------------------------------------------------------------

       Total current assets                                2,096,542               1,032,610
---------------------------------------------------------------------------------------------

Property and equipment (Note 8):
    Building                                                 512,500                 512,500
    Leasehold improvements                                 2,977,315               2,591,941
    Equipment, furniture and fixtures                      1,974,473               1,799,061
---------------------------------------------------------------------------------------------

                                                           5,464,288               4,903,502

    Less accumulated depreciation and amortization         2,119,015               2,247,174
---------------------------------------------------------------------------------------------

       Net property and equipment                          3,345,273               2,656,328
---------------------------------------------------------------------------------------------

Other assets (Note 2)                                      1,323,160                 944,180
---------------------------------------------------------------------------------------------

                                                         $ 6,764,975             $ 4,633,118
=============================================================================================

                    See accompanying summary of accounting policies and notes to consolidated financial statements.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                                  Consolidated Balance Sheets
                                                  (Continued)

================================================================================

                                                                      April 26,                 April 27,
                                                                        1998                      1997
=========================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                 $   314,124            $   382,294
    Accrued expenses (Note 3)                                            490,525                628,277
    Current maturities (Notes 4, 5 and 8):
       Long-term debt                                                    200,000                200,000
       Notes payable - stockholder                                         4,495                  4,261
       Obligations under capital leases                                   74,206                 30,850
--------------------------------------------------------------------------------------------------------

          Total current liabilities                                    1,083,350              1,245,682

Long-term obligations:
    Long-term debt, less current maturities (Note 4)                     425,000                625,000
    Notes payable - stockholder, less current
     maturities (Note 5)                                                 121,336                125,810
    Obligations under capital leases, less
     current maturities (Note 8)                                         361,548                138,850
    Deferred rent (Note 8)                                                85,662                 67,024
    Subordinated debentures (Note 6)                                   1,500,000              1,118,750
--------------------------------------------------------------------------------------------------------

          Total liabilities                                            3,576,896              3,321,116
--------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 4, 8 and 9)

Stockholders' equity (Notes 4, 6, 9, 10 and 12):
    Common stock, $.01 par value, 25,000,000
     shares authorized; shares issued 7,021,970
     and 5,015,693                                                        70,220                 50,157
    Additional paid-in capital                                        10,846,333              9,043,199
    Accumulated deficit                                               (7,728,474)            (7,781,354)
--------------------------------------------------------------------------------------------------------

          Total stockholders' equity                                   3,188,079              1,312,002
--------------------------------------------------------------------------------------------------------

                                                                     $ 6,764,975            $ 4,633,118
========================================================================================================

                               See accompanying summary of accounting policies and notes to consolidated financial statements.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                        Consolidated Statements of Operations

================================================================================

                                                                      April 26,             April 27,
Years ended                                                             1998                  1997
=========================================================================================================
Net sales                                                             $11,255,049             $11,410,886
---------------------------------------------------------------------------------------------------------

Costs and expenses:
    Cost of food, beverages and liquor                                  2,267,331               2,532,050
    Other operating expenses                                            6,814,565               7,119,142
    General and administrative                                          1,377,464               1,020,796
    Depreciation and amortization                                         469,559                 579,071
---------------------------------------------------------------------------------------------------------

       Total costs and expenses                                        10,928,919              11,251,059
---------------------------------------------------------------------------------------------------------

Operating income                                                          326,130                 159,827

Interest expense, net of interest income of $25,215 and
 $4,983 in 1998 and 1997, respectively                                    279,645                 151,941

Other income, net                                                          (6,395)                 (4,377)
---------------------------------------------------------------------------------------------------------

Net income                                                            $    52,880             $    12,263
=========================================================================================================

Net income per share of common stock (Note 11):
    Basic                                                             $      0.01             $      0.00
    Diluted                                                           $      0.01             $      0.00
=========================================================================================================

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

                            Boston Restaurant Associates, Inc.
                                              and Subsidiaries


                                    Consolidated Statements of
                                          Stockholders' Equity

================================================================================

                                                  Common Stock
                                                 $.01 Par Value              Additional                         Total
Years ended April 26, 1998, and             --------------------------        Paid-In      Accumulated      Stockholders'
April 27, 1997                                  Shares        Amount          Capital        Deficit           Equity
========================================================================================================================

Balance, April 28, 1996                      5,015,293      $  50,153     $  8,953,785    $(7,793,617)      $1,210,321

   Exercise of stock options (Note 9)              400              4              384              -              388

   Issuance of options and warrants in
    exchange for services (Note 10)                  -              -           89,030              -           89,030

   Net income for the year                           -              -                -         12,263           12,263
------------------------------------------------------------------------------------------------------------------------

Balance, April 27, 1997                      5,015,693         50,157        9,043,199     (7,781,354)       1,312,002

   Proceeds from sale of common stock,
    net of expenses of $250,240 (Note 12)    2,006,277         20,063        1,735,974              -        1,756,037

   Issuance of options and warrants in
    exchange for services (Note 10)                  -              -           67,160              -           67,160

   Net income for the year                           -              -                          52,880           52,880
------------------------------------------------------------------------------------------------------------------------

Balance, April 26, 1998                      7,021,970      $  70,220     $ 10,846,333    $(7,728,474)      $3,188,079
========================================================================================================================

                                               See accompanying summary of accounting policies and notes to consolidated financial statements.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                        Consolidated Statements of Cash Flows
                                                    (Note 10)

================================================================================

                                                                                    April 26,                 April 27,
Years ended                                                                           1998                      1997
========================================================================================================================

Cash flows from operating activities:
    Net income                                                                     $    52,880              $   12,263
    Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
       Depreciation and amortization                                                   469,559                 579,071
       Options granted in exchange for services                                         37,704                  20,300
       Changes in operating assets and liabilities:
          Accounts receivable                                                           22,771                  (4,650)
          Inventories                                                                   (2,776)                 23,132
          Prepaid expenses and other                                                   (21,620)                 39,077
          Other assets                                                                (113,787)               (142,570)
          Accounts payable                                                             (68,170)               (503,497)
          Accrued expenses                                                            (137,752)               (393,364)
          Deferred rent                                                                 18,638                   6,153
------------------------------------------------------------------------------------------------------------------------

              Net cash provided by (used for) operating activities                     257,447                (364,085)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                              (796,716)               (331,430)
    Purchase of lease acquisition rights                                              (290,700)                      -
    Proceeds from sales of fixed assets                                                 22,908                  99,811
------------------------------------------------------------------------------------------------------------------------

              Net cash used for investing activities                                (1,064,508)               (231,619)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net proceeds from sale of common stock                                           1,756,037                       -
    Proceeds from issuance of long-term debt                                                 -                 380,750
    Repayments of long-term debt                                                      (200,000)               (175,000)
    Repayments of capital lease obligations                                            (36,711)                (20,300)
    Repayments of stockholder loans                                                     (4,240)                 (4,039)
    Repayments of subordinated debentures                                                    -                 (84,000)
    Proceeds from issuance of subordinate debentures                                   381,250               1,118,750
    Proceeds from exercise of stock options                                                  -                     388
    Debt issuance costs                                                                (26,968)                (54,355)
------------------------------------------------------------------------------------------------------------------------

              Net cash provided by financing activities                              1,869,368               1,162,194
------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                            1,062,307                 566,490

Cash and cash equivalents, beginning of year                                           726,054                 159,564
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                             $ 1,788,361              $  726,054
========================================================================================================================

                                               See accompanying summary of accounting policies and notes to consolidated financial statements.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries

                               Summary of Accounting Policies

================================================================================

Nature of Business     The Company is engaged in the restaurant business. As of
And Basis of           April 26, 1998, the Company operated nine pizza and one
Presentation           casual Italian dining restaurants. As of April 27, 1997,
                       the Company operated nine pizza and two casual Italian
                       dining restaurants, including one held for sale. A
                       Company restaurant location has been closed since June
                       1995 and was sold in April 1997. In May 1997, the lease
                       for a pizza restaurant location expired and was not
                       renewed.

                       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year            The Company's fiscal year ends on the last Sunday in
                       April. Fiscal years 1998 and 1997 both included 52 weeks.

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

Cash Equivalents       For purposes of the statements of cash flows, the Company
                       considers all highly liquid debt instruments purchased
                       with a maturity of three months or less to be cash
                       equivalents. Cash equivalents were approximately
                       $1,646,000 and $656,000 at April 26, 1998 and April 27,
                       1997, respectively.

Inventories            Inventories are valued at the lower of cost (first-in,
                       first-out) or market.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries

                               Summary of Accounting Policies

================================================================================

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

   Deferred Financing  Costs incurred in connection with obtaining financing are
   Costs               amortized over the terms of the related debt.

   Lease Acquisition   Costs incurred in connection with the purchase of a lease
   Rights              are being amortized over the term of the lease.

Revenue Recognition    Substantially all revenues are recognized at the point
                       of sale and represent retail sales to the general
                       public through Company-owned restaurants.

Advertising Costs      Advertising costs are expensed when incurred. Advertising
                       expense was approximately $118,000 in 1998 and $107,000
                       in 1997.

Pre-Opening Costs      All nonrecurring costs, such as recruiting, training and
                       other initial direct administrative expenses associated
                       with the opening of new restaurant locations are expensed
                       as incurred.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries

                               Summary of Accounting Policies

================================================================================

Taxes on Income        The Company accounts for income taxes under the asset and
                       liability method pursuant to Statement of Financial
                       Accounting Standards No. 109 ("SFAS No. 109"),
                       "Accounting for Income Taxes." Under SFAS No. 109,
                       deferred income taxes are recognized for the future tax
                       consequences attributable to differences between the
                       financial statement carrying amounts of existing assets
                       and liabilities and their respective tax basis. Deferred
                       tax assets and liabilities are measured using enacted tax
                       rates expected to apply to taxable income in the years in
                       which those temporary differences are expected to be
                       recovered or settled. Under SFAS No. 109, the effect on
                       deferred taxes of a change in tax rates is recognized in
                       income in the period that includes the enactment date.

Stock Options          Effective April 29, 1996, the Company adopted the
                       provisions of Statement of Accounting Standards No. 123,
                       Accounting for Stock-Based Compensation. The Company has
                       elected to continue to account for stock options at their
                       intrinsic value with disclosure of the effects of fair
                       value accounting on net earnings and earnings per share
                       on a pro forma basis.


Net Income Per Share   In fiscal 1998, the Company adopted Statement of
of Common Stock        Financial Accounting Standards No. 128, ("SFAS No. 128")
                       Earnings Per Share. SFAS No. 128 requires the
                       presentation of both basic and diluted earnings per share
                       and replaces previously required standards for computing
                       and presenting earnings per share. Earnings per share
                       amounts for all periods have been presented and, where
                       appropriate, restated to conform to the new requirements
                       of SFAS No. 128.

Long-Lived Assets      The Company evaluates long-lived assets under the
                       provisions of Statement of Financial Accounting Standards
                       No. 121 ("SFAS No. 121"), "Accounting for the Impairment
                       of Long-Lived Assets and for Long-Lived Assets to be
                       Disposed of". SFAS No. 121 establishes accounting
                       standards for the impairment of long-lived assets and
                       certain identifiable intangibles to be held and used and
                       for long-lived assets and certain identifiable
                       intangibles to be disposed of.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries

                               Summary of Accounting Policies

================================================================================

Long-Lived Assets      The Company reviews the carrying values of its long-lived
(Continued)            and identifiable intangible assets for possible
                       impairment whenever events or changes in circumstances
                       indicate that the carrying amount of the assets may not
                       be recoverable.

New Accounting         In June 1997, the Financial Accounting Standards Board
Standards              issued two new disclosure standards.

                       Statement of Financial Accounting Standards No. 130
                       ("SFAS No. 130"), "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                       SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14,
                       "Financial Reporting for Segments of a Business
                       Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                       Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Management does not expect implementation of these standards to materially affect future financial statements and disclosures.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

1. Inventories        Inventories consist of the following:

                                                                  April 26,      April 27,
                                                                    1998           1997
                      ======================================================================

                      Food, beverages and liquor                 $102,943         $110,732
                      Paper goods and supplies                    109,128           98,563
                      ----------------------------------------------------------------------

                      Total                                      $212,071         $209,295
                      ======================================================================

2. Other Assets       Other assets consist of the following:

                                                                  April 26,      April 27,
                                                                    1998           1997
                      ======================================================================

                      Goodwill                                 $  765,133       $  765,133
                      Lease acquisition rights                    290,700                -
                      Deferred financing costs                    268,524          212,100
                      Deposits and other                          213,646           99,859
                      Favorable lease                                   -           41,590
                      ----------------------------------------------------------------------

                                                                1,538,003        1,118,682

                      Less accumulated amortization               214,843          174,502
                      ----------------------------------------------------------------------

                      Other assets, net                        $1,323,160       $  944,180
                      ======================================================================

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

3. Accrued Expenses   Accrued expenses consist of the following:

                                                                  April 26,      April 27,
                                                                    1998           1997
                      ======================================================================

                      Compensation                                $160,315       $230,117
                      Interest                                     127,412         35,315
                      Taxes other than income taxes                 71,073         88,786
                      Professional fees                             64,000         50,000
                      Gift certificates                             36,465         37,365
                      Accrued rent                                  22,209         89,455
                      Reserves for store closures                        -         46,325
                      Insurance                                          -         10,873
                      Other                                          9,051         40,041
                      ----------------------------------------------------------------------

                      Total                                       $490,525       $628,277
                      ======================================================================

4. Long-Term Debt     Long-term debt consists of the following:

                                                                  April 26,      April 27,
                                                                    1998           1997
                      ======================================================================


                      Note payable to a bank, interest at
                       prime plus 2% (10.5% at April 26,
                       1998), payable in monthly
                       installments of $8,333 plus interest,
                       due April, 2001.                           $300,000       $400,000

                      Note payable to a bank, interest at
                       12.0%, payable in monthly
                       installments of $8,333 plus interest,
                       due July, 2001.                             325,000        425,000
                      ----------------------------------------------------------------------

                      Total                                        625,000        825,000

                      Less current maturities                      200,000        200,000
                      ----------------------------------------------------------------------

                      Long-term debt                              $425,000       $625,000
                      ======================================================================

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

4. Long-Term Debt     The notes payable to a bank are collateralized by
   (Continued)        substantially all of the Company's assets, excluding real
                      estate, and are personally guaranteed by both the Company's President and Treasurer.

                      In consideration for their guarantees of the notes payable, the Company issued options to purchase an aggregate of 115,500 shares of the Company's common stock in fiscal 1997 to the Company's President and Treasurer. The Company also issued warrants to purchase a total of 50,000 shares of the Company's common stock to the bank in connection with the issuance of the notes payable (see
                      Note 9). The value of these options and warrants was not material as of their issuance dates. A member of the Company's Board of Directors also serves as a member of the bank's Board of Directors.

                      Maturities of the long-term debt are as follows:

                      Fiscal year ending                                 Amount
                      ==========================================================

                      1999                                              $200,000
                      2000                                               200,000
                      2001                                               200,000
                      2002                                                25,000
                      ----------------------------------------------------------

                      Total                                             $625,000
                      ==========================================================

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

5. Notes Payable -    Notes payable - stockholder consists of two notes, with
   Stockholder        interest at 7.18% and 8%, payable in aggregate monthly
                      installments of principal and interest of $810, maturing
                      January, 2017.

                      Fiscal year ending                                Amount
                      ----------------------------------------------------------
                      1999                                            $  4,495
                      2000                                               4,738
                      2001                                               4,996
                      2002                                               5,274
                      2003                                               5,567
                      Thereafter                                       100,761
                      ----------------------------------------------------------

                      Total                                            125,831

                      Less current maturities                            4,495
                      ----------------------------------------------------------

                      Long-term portion                               $121,336
                      ----------------------------------------------------------

6. Subordinated       Subordinated debentures outstanding at April 26, 1998 and
   Debentures         April 27, 1997 consist of convertible debentures bearing
                      interest at variable rates of 8% through December 31, 1997, 10% through December 31, 1998, 12% through December
                      31, 1999 and 14% through December 31, 2011, payable semi-annually and convertible into the Company's common stock at a conversion rate of $1.25 per share. The Company has recorded interest costs related to these debentures at a straight-lined rate of 13.2%. The convertible debentures are convertible at the option of the holder, at any time, and automatically convert into shares of common stock at the conversion rate if the average bid price of the Company's common stock for any sixty consecutive trading days has been equal to or greater than $3.00. The debentures are due December 31, 2011. The Company issued
                      $381,250 of subordinated debentures during the year ended
                      April 26, 1998.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

7. Taxes on Income    At April 26, 1998, the Company has the following net
                      operating loss carryforwards, subject to review by the Internal Revenue Service, available to offset future taxable income for Federal income tax purposes as indicated:


                                                                                     Expiration
                                                                     Amount             Dates
                      ============================================================================

                      Net operating losses purchased in a 1994
                       acquisition, whose use is limited.          $2,908,000         2004-2009

                      Net operating losses incurred before and
                       after acquisition and available for
                       immediate offset against taxable income.    $5,122,000         1998-2013

                      Deferred tax assets are comprised of the following:

                                                                   April 26,          April 27,
                      Years ended                                    1998               1997
                      ============================================================================

                      Deferred tax assets:
                          Net operating loss carryforwards        $ 3,212,000       $ 2,960,000
                          Depreciation                                452,000           333,000
                          Losses on store closures and
                           write-downs not yet deductible
                           for tax purposes                                 -           163,000
                          Valuation allowance                      (3,664,000)       (3,456,000)
                      -------------------------------------------------------------------------

                             Net deferred tax assets              $         -       $         -
                      ============================================================================

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

7. Taxes on Income    A reconciliation of the statutory federal income tax rate
   (Continued)        (benefit) and the effective  tax rate as a percentage of
                      income (loss) before taxes on income is as follows:

                                                                       April 26,          April 27,
                      Years ended                                        1998               1997
                      =============================================================================

                      Statutory rate (benefit)                           34.0%             34.0%
                      Operating income offset by current tax
                       loss generating no current or deferred
                       tax effect.                                      (34.0)            (34.0)
                      -----------------------------------------------------------------------------

                      Effective tax rate                                    -%                -%
                      =============================================================================

8. Commitments and
   Contingencies

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

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

8. Commitments and
   Contingencies
   (Continued)

   Leases             The following is an analysis of leased property under
 (Continued)          capital leases, included in property and equipment:

                                                                          April 26,          April 27,
                      Years ended                                           1998               1997
                      =================================================================================
                      Equipment                                            $492,765          $190,000

                      Less: accumulated amortization                         65,868            19,724
                      ---------------------------------------------------------------------------------

                      Net leased property under capital leases             $426,897          $170,276
                      =================================================================================

                      Aggregate minimum rental requirements under capital leases and operating leases as of April 26, 1998, are approximately as follows:

                                                                           Capital       Operating
                      Fiscal year ending                                   Leases          Leases
                      =================================================================================

                      1999                                               $127,886       $ 1,763,000
                      2000                                                127,886         1,702,000
                      2001                                                127,886         1,596,000
                      2002                                                106,205         1,572,000
                      2003                                                 87,167         1,487,000
                      Thereafter                                                -         5,578,000
                      =================================================================================

                      Total minimum lease payments                        577,030       $13,698,000
                                                                                        ===========
                      Amount representing interest                        141,276
                      -----------------------------------------------------------

                      Present value of net minimum
                       lease payments                                     435,754

                      Less current maturities                              74,206
                      -----------------------------------------------------------

                      Long-term portion                                  $361,548
                      ===========================================================

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

8. Commitments and
   Contingencies
   (Continued)

   Leases             Deferred rent liabilities of $85,662 and $67,024 as of
   (Continued)        April 26, 1998 and April 27, 1997, respectively, were
                      recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

                      Rent expense under all operating leases was approximately $1,499,000 and $1,481,000 which included contingent rentals of approximately $17,400 and $13,500 in 1998 and 1997, respectively.

   Lease Guarantees   In connection with the sale of a restaurant to a
                      non-affiliated third-party, the Company is a guarantor of the lease payments under the lease assumed by the buyer expiring in fiscal 2001. At April 26, 1998, the Company is contingently liable for approximately $510,000 under the guaranty. The Company is of the opinion that the buyer of the location will be able to perform under the terms of the lease and that no payments will be required or losses will be incurred by the Company under the guaranty.

   Employment         The Company has an employment agreement with its
   Agreement and      President, which expires April 29, 1999. In addition to a
   Guaranty           base salary, adjusted annually for cost-of-living changes
                      and an annual bonus, the agreement provides for a performance bonus, as defined. The commitment for future compensation, excluding the performance bonus, amounts to $200,000 per year. The employment agreement further provides that upon the termination of the President, for defined reasons, the President will agree not to compete with the Company for a three year period and the Company will continue to pay the President's then current base salary and annual bonus for three years effective at the date of such termination.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

8. Commitments and
   Contingencies
   (Continued)

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

   Franchising        In December 1997, the Company formed Boston Restaurant
                      Associates International, Inc. ("BRAII"), a wholly owned subsidiary, for the purpose of offering Pizzeria Regina franchise opportunities both domestically and internationally. BRAII has filed a Uniform Franchise
                      Offering Circular in Connecticut, Florida, Georgia,
                      Kentucky, New Hampshire, Pennsylvania and Texas and is actively seeking franchisees with operational experience.

                      In addition, in January 1998, the Company entered into an International Development Agreement ("Development Agreement") with Regina International, Ltd ("Regina International"), a corporation controlled by a Company director, to pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East and the Pacific Rim.

                      The Development Agreement, which is for an initial term of five and a half years, requires the Company to pay a monthly development fee of $7,000 beginning the month after the first territory fee has been received and continuing for sixty months, provided the Development Agreement has not been earlier terminated. The Development Agreement provides that either party may re-negotiate the agreement pursuant to a written notice prior to the end of the initial term. If the parties are unable to re-negotiate this agreement on mutually satisfactory terms, the Company and Regina International have the right to cause the Company to pay Regina International a one-time buy-out fee equal to the aggregate gross

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

8. Commitments and
   Contingencies
   (Continued)

   Franchising        revenues of BRAII for the 5 years immediately preceding
   (Continued)        the buy-out or such shorter period, if 5 years have not
                      elapsed less certain international expenses, as defined.

                      The Company is also required to pay Regina International during the term of the agreement a royalty equal to 40% of the gross revenues of BRAII less international expenses. The royalty payment is subject to reduction, if certain levels of international expenses in relation to revenues are not achieved by BRAII. At April 26, 1998, no territories have been established and no development fees or royalties have been earned.

9. Stock Options      At April 26, 1998, outstanding options consist of the
   and Warrants       following:

                      In July 1994, the Company's stockholders approved the 1994 Combination Stock Option Plan (the "1994 Combination Plan") and the 1994 Non-Employee Director Stock Option Plan (the "1994 Director Plan").

                      The 1994 Combination Plan provides for the granting of incentive stock options intended to qualify under the requirements of the Internal Revenue Code and options not qualified as incentive stock options. Incentive stock options may only be granted to employees of the Company. Non-employees contributing to the success of the Company are eligible to receive non-qualified stock options. The 1994 Combination Plan is to be administered by a Committee designated by the Board of Directors. Options under the 1994 Combination Plan may not be granted after July 2004 and the exercise price shall be at least equal to the fair market value of the common stock at the grant date.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

9. Stock Options      Incentive stock options may be granted to holders of more
   and Warrants       than 10% of the Company's common stock at an exercise
   (Continued)        price of at least 110% of the fair market value of the
                      Company's common stock at the grant date. The terms of the options granted are to be determined by the Committee, but in no event shall the term of any incentive stock option extend beyond three months after the time a participant ceases to be an employee of the Company. No options may be exercised more than five years after the date of the grant for 10% stockholders, or ten years after the date of grant for all other participants. A total of 500,000 shares of common stock have been reserved for issuance under the 1994 Combination Plan.

                      The 1994 Director Plan, as amended, provides for the granting to each eligible non-employee director of the Company options to purchase shares of the Company's common stock. Options granted under the 1994 Director Plan become exercisable over a five year period at an exercise price equal to the fair market value of the Company's common stock at the grant date and expire ten years from the grant date. A total of 500,000 shares have been reserved for issuance under the 1994 Director Plan.

                      During fiscal 1998, the Company issued options to the Company's President and Treasurer to purchase an aggregate of 108,346 shares of the Company's common stock in connection with their guarantees of certain equipment leases. The options are exercisable at $1.27 per share and expire March 17, 2003.

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

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

9. Stock Options      Changes in options outstanding under the 1994 Plans,
   and Warrants       options issued in connection with the guarantee of certain
   (Continued)        debt by the Company's President and Treasurer and prior
                      plans, which have expired, are summarized as follows:

                                                                           Weighted-
                                                                            Average
                                                                           Exercise
                                                                Shares       Price
                      ===============================================================
                      Balance, April 28, 1996                  426,980        $1.00
                      Granted                                  328,500         1.04
                      Exercised                                   (400)        0.96
                      Cancelled or expired                      (1,480)        7.00
                      ---------------------------------------------------------------

                      Balance, April 27, 1997                  753,600         1.01
                      Granted                                  237,846         1.34
                      Exercised                                      -            -
                      Cancelled or expired                      (3,500)        4.38
                      ---------------------------------------------------------------

                      Balance, April 26, 1998                  987,946        $1.08
                      ===============================================================

                      As of April 26, 1998, options for 660,800 shares were exercisable at prices ranging from $0.88 to $2.38. As of April 27, 1997, options for 544,200 shares were exercisable at prices ranging from $0.88 to $4.38.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

9. Stock Options      The following table summarizes information about stock
   and Warrants       options outstanding at April 26, 1998:
   (Continued)

                                                           Options Outstanding
                                           --------------------------------------------------
                                                                   Weighted-
                                               Number               Average        Weighted-
                         Range of          Outstanding at          Remaining        Average
                         Exercise             April 26,           Contractual      Exercise
                          Prices                1998             Life (years)        Price
                      =======================================================================

                      $       2.38             5,000            2.3                 $2.38
                              1.88            42,000            8.0                  1.88
                       1.24 - 1.56           148,346            5.8                  1.28
                       0.88 - 1.17           792,600            4.0                  0.98
                      -----------------------------------------------------------------------

                      $0.88 - 2.38           987,946            4.5                 $1.08
                      =======================================================================

                                                             Options Exercisable
                                                 --------------------------------------------
                                                                                 Weighted-
                        Range of                     Number                       Average
                        Exercise                 Exercisable at                  Exercise
                         Prices                  April 26, 1998                    Price
                      =======================================================================

                      $       2.38                       3,000                      $2.38
                              1.88                      32,400                       1.88
                       1.24 - 1.56                       6,000                       1.56
                       0.88 - 1.17                     619,400                       0.96
                      -----------------------------------------------------------------------

                      $0.88 - 2.38                     660,800                      $1.01
                      =======================================================================

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

9. Stock Options      At April 26, 1998, warrants and units outstanding, all of
   and Warrants       which are exercisable, consist of the following:
   (Continued)
                      (a)  Warrant for the purchase of 210,000 shares of common
                           stock, at an exercise price of $2.00 per share expiring April 29, 1999.

                      (b) Warrants to purchase 1,708,000 shares of common stock at a purchase price of $3.20 per share from March 8, 1997 through September 7, 1999, issued in connection with the Company's September 7, 1994 public offering.

                      (c) Warrants to purchase 75,000 units (375,000 shares) at a purchase price of $3.20 per share, expiring September 7, 1999, issued in connection with the Company's September 7, 1994 public offering.

                      (d) Warrants to purchase 25,000 shares of common stock at a purchase price of $2.00 per share through June 28, 1998 or at a purchase price of $2.80 per share from June 29, 1998 through December 28, 2000 and warrants to purchase 25,000 shares of common stock at a purchase price of $2.00 per share through October 19, 1998 or at a purchase price of $2.80 per share from October 20, 1998 through April 19, 2001, issued to the bank in connection with the issuance of the notes payable (see Note 4).

                      (e) Warrants to purchase 350,000 and 150,000 shares of common stock at an exercise price of $3 per share, expiring December 31, 2006 and January 25, 2008, respectively, issued in consideration for brokerage services connected with the issuance of the convertible subordinated debentures (see Notes 6 and 10).

                      The convertible subordinated debentures with an outstanding balance of $1,500,000 as of April 26, 1998 are convertible into common shares at a conversion price of $1.25 per share. Accordingly, 1,200,000 shares have been reserved for conversion of the subordinated debentures.

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

9. Stock Options      There were 5,623,846 shares reserved with respect to the
   and Warrants       above options, warrants and convertible debentures at
   (Continued)        April 26, 1998.

                      During fiscal 1998 and 1997, the following units, warrants and options expired:

                      (a) Options to purchase 3,500 shares of common stock at $4.38 per share

                      (b) Options to purchase 1,480 shares of common stock at $7.00 per share.

                      At April 26, 1998, the Company has two stock-based compensation plans, which are described above. The Company accounts for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's two stock option plans and options issued in connection with the guarantee of certain debt been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

9. Stock Options
   and Warrants                                                       April 26,      April 27,
   (Continued)        Years ended                                       1998           1997
                      =========================================================================

                      Net income (loss)            As reported        $ 52,880      $ 12,263
                                                   Pro forma          $(20,182)     $(55,769)

                      Basic income (loss)          As reported            0.01          0.00
                       per share                   Pro forma             (0.00)        (0.01)

                      Diluted income (loss)        As reported            0.01          0.00
                       per share                   Pro forma             (0.00)        (0.01)

                      In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0% for both years, expected volatility of 46% and 35% for 1998 and 1997, respectively, risk free rates ranging from 5.1% to 6.6% for 1998, and 6.3% to 6.6% for 1997, and expected lives ranging from 5 to 10 years for both 1998 and 1997. The weighted average per share fair value of options granted in fiscal 1998 and 1997 was $0.58 and $0.35, respectively.

10. Supplemental      Cash paid for interest and income taxes are as follows:
    Cash Flow
    Information                                                       April 26,       April 27,
                      Years ended                                       1998            1997
                      =========================================================================

                      Interest                                        $212,763         $127,185
                      Income taxes                                    $      -         $      -

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

10. Supplemental      Supplemental schedule of noncash operating and financing
    Cash Flow         activities are as follows:
    Information
    (Continued)

                                                              April 26,       April 27,
                      Years ended                               1998            1997
                      ===================================================================
                      Stock options and warrants issued
                       in exchange for services               $ 29,456         $ 68,730

                      Capital leases entered into during
                       the year                               $302,765         $190,000

11. Net Income        The Company follows Statement of Financial Accounting
    Per Share of      Standards No. 128 ("SFAS No. 128"), Earnings per Share,
    Common Stock      issued by the Financial Accounting Standards Board.

                      The following is a reconciliation of the denominator (number of shares used in the computation of earnings per share). The numerator (net income) is the same for the basic and diluted computations.

                                                              April 26,      April 27,
                      Years ended                               1998           1997
                      ===================================================================

                      Basic shares                            5,175,096       5,015,306

                      Effect of dilutive securities:
                         Options                                278,059          68,067
                      -------------------------------------------------------------------

                      Diluted shares                          5,453,155       5,083,373
                      ===================================================================

                           Boston Restaurant Associates, Inc.
                                             and Subsidiaries


                   Notes to Consolidated Financial Statements

================================================================================

11.    Net Income     The following table summarizes securities that were
       Per Share of   outstanding as of April 26, 1998 and April 27, 1997, but
       Common Stock   not included in the calculations of net income per share
       (Continued)    because such securities are antidilutive:

                                                         April 26,          April 27,
                      Years ended                          1998               1997
                      =================================================================

                      Options                              57,000             108,500
                      Warrants                          2,843,000           2,693,000
                      Convertible debentures            1,200,000             895,000

12. Rights Offering   During fiscal 1998, the Company completed a rights
                      offering registration under the Securities Act of 1933.
                      Pursuant to the offering, 2,006,277 shares of common stock were issued and sold by the Company at a price of $1.00 per share. The Company received net proceeds after expenses of approximately $1,756,000.