Form 10QSB
period 1998-07-26
BOSTON RESTAURANT ASSOCIATES INC
filed 1998-09-04
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended July 26, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from _________ to __________.


                             Commission File Number
                             ----------------------
                                     0-18369


                       BOSTON RESTAURANT ASSOCIATES, INC.
                       ----------------------------------
           (Name of Small Business Issuer as Specified in its Charter)


  Delaware                                                       61-1162263
----------------                                              ---------------
(State or Other                                               I.R.S. Employer
Jurisdiction of                                               Identification
Incorporation or                                                   No.)
Organization)


                                   999 Broadway
                             Saugus - Massachusetts
                             ----------------------
                              (Address of Principal
                               Executive Offices)


      (781) 231-7575                                          01906
--------------------------                                  ----------
(Issuer's Telephone Number                                  (Zip Code)
Including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x  No
    ---    ---

As of September 4, 1998, 7,024,170 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX

                                                                                        Page
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of July 26, 1998 and
          April 26, 1998  ..............................................................  3

          Condensed Consolidated Statements of Operations for the thirteen weeks ended July 26, 1998 and July 27, 1997 ........................................  4

          Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended July 26, 1998 and July 27, 1997  .................................  5

          Notes to Condensed Consolidated Financial Statements .........................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations  .......................................................  8


PART II - OTHER INFORMATION    ......................................................... 12

          SIGNATURES   ................................................................. 13

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                    JULY 26            APRIL 26
                                                                     1998                1998
                                                                  ------------       ------------
 ASSETS
 Current:
    Cash and cash equivalents                                     $ 1,617,277        $ 1,788,361
    Accounts receivable                                           $    55,314        $    46,958
    Inventories                                                   $   213,204        $   212,071
    Prepaid expenses and other                                    $    55,836        $    49,152
                                                                  ------------       ------------

       Total current assets                                       $ 1,941,631        $ 2,096,542

 Net property and equipment                                       $ 3,440,524        $ 3,345,273
 Other assets                                                     $ 1,305,450        $ 1,323,160
                                                                  ------------       ------------

       Total assets                                               $ 6,687,605        $ 6,764,975
                                                                  ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                              $   375,566        $   314,124
    Accrued liabilities                                           $   329,488        $   490,525
    Current maturities:
     Notes payable-stockholder                                    $     4,606        $     4,495
     Long-term debt                                               $   200,000        $   200,000
     Obligations under capital leases                             $    77,024        $    74,206
                                                                  ------------       ------------

     Total current liabilities                                       $986,684        $ 1,083,350

 Long-term obligations:
    Notes payable-stockholder, less current maturities            $   120,105        $   121,336
    Long-term debt, less current maturities                       $   375,000        $   425,000
    Obligations under capital leases, less current maturities     $   341,202        $   361,548
    Subordinated debentures                                       $ 1,500,000        $ 1,500,000
    Deferred rent                                                 $    93,818        $    85,662
                                                                  ------------       ------------

     Total liabilities                                            $ 3,416,809        $ 3,576,896

 Commitments and contingencies

 Stockholders' equity:
    Common stock, $.01 par value, 25,000,000
    shares authorized, 7,024,170 and                              $    70,242        $    70,220
    7,021,970 shares issued
    Additional paid in capital                                    $10,864,012        $10,846,333
    Accumulated deficit                                           ($7,663,458)       ($7,728,474)
                                                                  ------------       ------------

    Total stockholders' equity                                    $ 3,270,796        $ 3,188,079

    Total liabilities and stockholders' equity                    $ 6,687,605        $ 6,764,975
                                                                  ============       ============


                             See accompanying notes.

              BOSTON RESTAURANTS ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                      Thirteen Weeks Ended

                                                   July 26           July 27
                                                    1998              1997
                                                 -----------       -----------
Net sales                                        $2,956,700        $2,845,885
                                                 -----------       -----------

Cost of food, beverages and liquor               $  597,671        $  574,507
Payroll                                          $  870,031        $  835,548
Other operating expenses                         $  891,945        $  832,882
General and administrative                       $  330,328        $  373,239
Depreciation and amortization                    $  134,335        $  102,378
                                                 -----------       -----------

      Total costs and expenses                   $2,824,310        $2,718,554
                                                 -----------       -----------

Operating income                                 $  132,390        $  127,331

Other income                                          ($967)            ($927)
Interest income                                    ($16,269)          ($9,099)
Interest expense                                 $   84,623        $   71,524
                                                 -----------       -----------

Net Income                                       $   65,003        $   65,833
                                                 ===========       ===========

Income per share-basic                           $     0.01        $     0.01
                                                 ===========       ===========

Income per share-diluted                         $     0.01        $     0.01
                                                 ===========       ===========

Weighted average number of
common shares outstanding-basic                   7,023,445         5,015,693
                                                 ===========       ===========

Weighted average number of
dilutive common shares outstanding                7,424,825         5,156,014
                                                 ===========       ===========


                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                           Thirteen Weeks Ended

                                                                           July 26        July 27
                                                                            1998           1997
                                                                         -----------     ---------
Cash flows provided by operating activities                              $  109,441      $144,979
                                                                         -----------     ---------

Cash flows from  investing activities:
   Capital expenditures                                                   ($211,877)     ($77,804)
                                                                         -----------     ---------

          Cash flows used for investing activities                        ($211,877)     ($77,804)
                                                                         -----------     ---------

Cash flows from  financing activities:
   Repayments of long-term debt                                            ($50,000)     ($50,000)
   Repayments of capital lease obligations                                 ($17,528)      ($7,289)
   Repayments of stockholder loans                                          ($1,120)      ($1,004)
   Proceeds from subordinated debentures                                 $        0      $193,750
                                                                         -----------     ---------

          Cash flows provided by (used for) financing activities           ($68,648)     $135,457
                                                                         -----------     ---------

Increase (decrease) in cash and cash equivalents                          ($171,084)     $202,632

Cash and cash equivalents at beginning of period                         $1,788,361      $726,054
                                                                         -----------     ---------

Cash and cash equivalents at end of period                               $1,617,277      $928,686
                                                                         ===========     =========


                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 26, 1998
                                   (unaudited)



NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended July 26, 1998 are not necessarily indicative of the results that may be expected for the year ending April 25, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 26, 1998. The balance sheet at April 26, 1998 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 1999 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant and nine Pizzeria Regina restaurants for the entire period and one additional Pizzeria Regina restaurant for part of the period. The accompanying statements of operations and cash flows for the fiscal 1998 period reflect the consolidated operations and cash flows of two casual dining Italian restaurants, and six Pizzeria Regina restaurants for the entire period and three Pizzeria Regina restaurants for part of the period.

NET INCOME PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for the basic and diluted computations.

                                 Thirteen weeks ended

                             July 26           July 27
                              1998              1997
                              ----              ----

Basic Shares                7,023,445         5,015,693


Effect of
Dilutive Securities:

     Options                  401,380           140,321
                            ---------         ---------

Diluted Shares              7,424,825         5,156,014
                            ---------         ---------

The following table summarizes securities that were outstanding as of July 26, 1998 and July 27, 1997, but not included in the calculation of net income per share because such securities are anti-dilutive:


                                Thirteen weeks ended

                             July 26           July 27
                              1998              1997
                              ----              ----

Options                        47,000            15,000


Warrant                     2,843,000         2,693,000


Convertible
Debentures                  1,200,000         1,050,000

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Results of Operations

Overview

In the thirteen weeks ending July 26, 1998, the Company recorded net income of $65,003 compared to $65,833 for the quarter ending July 27, 1997. The Company's profit in the current fiscal quarter is substantially attributable to the income generated by the Company's Pizzeria Regina restaurant business.

Thirteen Weeks Ended July 26, 1998 as Compared to Thirteen Weeks ended July 27, 1997

Revenues. Net sales in the current period were $2,957,000 compared to net sales in the prior year's period of $2,846,000. The increase in net sales in the fiscal 1999 period, as compared to the fiscal 1998 period, was attributable to the opening of the new Paramus, New Jersey Pizzeria Regina food court kiosk in August of 1997; the opening of the new Richmond, Virginia Pizzeria Regina food court kiosk in November of 1997; the opening of the new Oviedo, Florida Pizzeria Regina food court kiosk in March of 1998; and the opening of the new Auburn, Massachusetts Pizzeria Regina food court kiosk in May of 1998. This was partially offset by the closure of the self-service in-line Pizzeria Regina at the Burlington Mall in October of 1997, the closure of the two Brookline Pizzeria Regina restaurants in May and October of 1997 at the completion of their leases, due to the inability to renegotiate a market value lease at those locations, and the closure of the Lexington Bel Canto Restaurant. Comparable sales for the restaurants open throughout both fiscal 1999 and 1998 periods increased by approximately 6.4%. Net sales at the Company's Pizzeria Regina restaurants increased to $2,266,000 in the current period from $1,933,000 in the prior year's period.

Net sales at the Company's full service casual dining restaurants, Polcari's North End and Bel Canto's, decreased to $687,000 in the current period from $906,000 in the prior year's period. The decrease was primarily attributable to closure of the Lexington Bel Canto restaurant in December 1997, which was partially offset by increased sales of approximately $32,000 at the Polcari's North End restaurant.

Costs and Expenses

Cost of Food and Beverages. Cost of food and beverages as a percentage of net sales was 20% in both fiscal 1999 and fiscal 1998 periods.

The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 17% and 16% in the fiscal 1999 and 1998 periods, respectively. The cost of food and beverages as a percentage of net sales increased at the Pizzeria Regina restaurants, principally due to increased sales of gourmet pizzas, which have a higher selling price and higher food cost than traditional pizzas.

The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 32% and 29% in the fiscal 1999 and 1998 periods, respectively. The increase in cost as a percentage of net sales was due to the closure of the Lexington Bel Canto restaurant, which had lower food and beverage costs.

Payroll Expenses. Payroll expenses were $870,000 (29 % of net sales) in the current period compared to payroll expenses in the prior year's period of $836,000 (29% of net sales).

Payroll expenses at the Pizzeria Regina restaurants increased to $605,000 (27% of sales) in the current period from $514,000 (27% of net sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the four new Pizzeria Regina food court kiosks, which was partially offset by a decrease in payroll expenses associated with the closure of three Pizzeria Regina restaurants

Payroll expenses at the Company's full service casual dining restaurants decreased to $217,000 (32% of net sales) in the current period from $295,000 (33% of net sales) in the prior year's period, reflecting the closure of the only remaining Bel Canto restaurant. Payroll expenses at the Company's Commissary were $48,000 for the fiscal 1999 period as compared to $27,000 in the fiscal 1998 period. This increase is primarily due to the reclassification of the purchasing director's salary to the Commissary's payroll expense.

Other Operating Expenses, Exclusive of Payroll. Other operating expenses exclusive of payroll in the current period were $892,000 (30% of net sales), compared to $833,000 (29% of net sales) in the prior year's period. The increase in other operating expenses in the current period was primarily attributable to the opening of the four new Pizzeria Regina's food courts kiosks. The Company's policy is to expense pre-opening costs as incurred. The Company recognized pre-opening expenses associated with the Pizzeria Regina in Auburn, MA which opened in May 1998, and costs associated with future expansion. This increase in other operating expenses was partially offset by the closure of three Pizzeria Regina restaurants.

Other operating expenses from the Pizzeria Regina restaurants increased to $693,000 (31% of net sales) in the current period from $559,000 (29% of net sales) in the prior year's period. This increase is primarily attributable to the addition of four new Pizzeria Regina food court kiosks, partially offset by the closure of the self-service in-line Pizzeria Regina restaurant at the Burlington Mall and the closure of two Brookline Pizzeria Regina restaurants.

Other operating expenses at the Company's full service casual dining restaurants decreased to $183,000 (27% of net sales) in the current period from $259,000 (29% of net sales) in the prior year's period. This decrease was primarily attributable to the closure of the Lexington, Bel Canto restaurant. Other operating expenses also include commissary expenses, which decreased to $14,000 in the current period, as compared to $15,000 in the prior year's period. In addition, the Company realized pre-opening expenses of $2,000 in the fiscal 1999 period.

General and Administrative Expenses. General and administrative expenses were $330,000 (11% of net sales) in the current period, as compared to $373,000 (13 % of net sales) in the prior year's period. The decrease in general and administrative expenses was due, principally, to a reduction in legal costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $134,000 (5% of net sales) in fiscal 1999 period, compared to $102,000 (4% of net sales) in fiscal 1998 period. The increase in depreciation and amortization expense was attributable to the opening of the four new Pizzeria Regina food court kiosks.

Interest Expense and Interest Income. Interest expense increased to $85,000 in the current period from $72,000 in the prior year's period. This increase in interest expense was associated with borrowings under the Company's new credit facility and the issuance of convertible subordinated debentures.

Interest income increased to $16,000 in fiscal 1999 from $9,000 in fiscal 1998. The increase in interest income was attributable to the proceeds from the March 1998 Rights Offering.

Liquidity and Capital Resources

At July 26, 1998, the Company had net working capital of approximately $955,000 and cash and cash equivalents of approximately $1,617,000.

During the thirteen weeks ended July 26, 1998, the Company had a net decrease in cash and cash equivalents of $171,000 reflecting net cash provided by operating activities of $109,000, net cash used for investing activities of $212,000 and net cash used for financing activities of $68,000.

Net cash provided by operating activities included an increase in accounts payable of $61,000, partially offset by an increase in accounts receivable of $8,000, a reduction in accrued expenses of $161,000, and an increase in deferred rent of $8,000. Net cash used for investing activities reflects partial costs associated with the opening of the new Auburn, MA Pizzeria Regina location and renovations of the executive office in Saugus, MA. Net cash used for financing activities reflects $69,000 to repay long-term debt, lease obligations and stockholder loans.

The Pizzeria Regina food court kiosk opened at the Auburn Mall, Auburn, MA on May 7, 1998. The Company entered into a lease for a food court kiosk in Holyoke, MA to open in the first quarter of fiscal 2000. The Company anticipates that the cost of opening this restaurant will be approximately $350,000. There can be no assurance that the Company will open this restaurant on a timely basis or within budget.

At July 26, 1998, the Company had current liabilities of $987,000, including $376,000 of accounts payables, $329,000 of accrued liabilities and current maturities of long term obligations in the amount of $282,000. At July 26, 1998, the Company had long-term obligations, less current maturities, in the amount of $2,430,000, including $375,000 due under its credit facility with Haymarket Co-Operative Bank, $120,000 of loans payable to stockholder, $341,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, and $94,000 of deferred rent. The President and the Treasurer of the Company and each of the Company's subsidiaries have guaranteed the Company's obligations to the bank. As of September 4, 1998, the Company had borrowed the full amount available under its bank credit facility.

The Company believes that its existing resources, cash flow from operations, borrowing under its credit facility, and the net proceeds from the March 1998 Rights Offering will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations. The net proceeds of the March 1998 Rights Offering will be used for repayment of indebtedness, to finance its expansion plans and for other working capital requirements. There can be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expenses, or that the Company will be able to obtain additional financing upon favorable terms, if at all. Failure of the Company to do so could result in the Company's failure to be able to meet its cash flow requirements.

Year 2000 Systems

The Company has undertaken a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and to function appropriately from and after January 1, 2000, and does not believe that the total cost to address any changes required as a result of the so-called "Year 2000 Problem" will be material. The Company has reviewed various scenarios, including the worst case scenario, and concluded there will be no material impact on the Company.

"Safe Harbor" Statement, Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without, limitation, statements relating to the adequacy of the Company's resources, and the timing of the Company's expansion are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that, such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION

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

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

None.

ITEM 5.  Other Information.
         ------------------

None

ITEM 6.  Exhibits and Reports On Form 8-K.
         ---------------------------------

(a)      Exhibits.

(27)     Financial Data Schedule

(b)      Reports On Form 8-K.

         None.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOSTON RESTAURANT ASSOCIATES, INC.


Date: September 4, 1998                By: /s/ George R. Chapdelaine
                                           ------------------------------------
                                           George R. Chapdelaine, President and
                                           Chief Executive Officer