Form 10QSB
period 1998-10-25
BOSTON RESTAURANT ASSOCIATES INC
filed 1998-12-03
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended October 25, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to __________.

                             Commission File Number

                                     0-18369
                                     -------

                       BOSTON RESTAURANT ASSOCIATES, INC.
                       ----------------------------------

           (Name of Small Business Issuer as Specified in its Charter)

  Delaware                                                    61-1162263
  --------                                                    ----------
(State or Other                                               I.R.S. Employer
Jurisdiction of                                               Identification
Incorporation or                                              No.)
Organization)

                                  999 Broadway
                             Saugus - Massachusetts
                             ----------------------
                              (Address of Principal
                               Executive Offices)

(781) 231-7575                                                01906
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

As of November 30, 1998, there were 7,024,170 shares of the issuer's Common Stock, par value $.01 per share, outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX


                                                                                    Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of October 25, 1998 and
          April 26, 1998  ..........................................................  3

          Condensed Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended October 25, 1998 and October 26, 1997 .........  4

          Condensed Consolidated Statements of Cash Flows for the thirteen weeks and twenty-six weeks ended October 25, 1998 and October 26, 1997 ...  5

          Notes to Condensed Consolidated Financial Statements .....................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations  ...................................................  8


PART II - OTHER INFORMATION  ....................................................... 14

          SIGNATURES  .............................................................. 15

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                      OCT 25      APRIL 26
                                                       1998         1998
                                                   ------------- ------------
ASSETS
Current:
   Cash and cash equivalents                         $1,696,273   $1,788,361
   Accounts receivable                                  $44,587      $46,958
   Inventories                                         $218,860     $212,071
   Prepaid expenses and other                           $76,554      $49,152
                                                    -----------  -----------

      Total current assets                           $2,036,274   $2,096,542

Net property and equipment                           $3,391,081   $3,345,273
Other assets                                         $1,338,637   $1,323,160
                                                    -----------  -----------

      Total assets                                   $6,765,992   $6,764,975
                                                    ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $340,261     $314,124
   Accrued liabilities                                 $404,924     $490,525
   Current maturities:
    Notes payable-stockholder                            $4,596       $4,495
    Long-term debt                                     $200,000     $200,000
    Obligations under capital leases                    $79,919      $74,206
                                                    -----------  -----------

    Total current liabilities                        $1,029,700   $1,083,350

Long-term obligations:
   Notes payable-stockholder, less current maturities  $119,373     $121,336
   Long-term debt, less current maturities             $325,000     $425,000
   Obligations under capital leases, less current
      maturities                                       $318,150     $361,548
   Subordinated debentures                           $1,500,000   $1,500,000
   Deferred rent                                       $101,984      $85,662
                                                    -----------  -----------

    Total liabilities                                $3,394,207   $3,576,896

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 25,000,000
   shares authorized, 7,024,170 and                     $70,242      $70,220
   7,021,970 shares issued
   Additional paid in capital                       $10,879,520  $10,846,333
   Accumulated deficit                              ($7,577,977) ($7,728,474)
                                                    -----------  -----------

   Total stockholders' equity                        $3,371,785   $3,188,079

   Total liabilities and stockholders' equity        $6,765,992   $6,764,975
                                                    ===========  ===========



                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                         Thirteen Weeks Ended              Twenty-six Weeks Ended

                                    October 25     October 26           October 25         October 26
                                      1998           1997                 1998               1997
                                    ----------     ----------           ----------         ----------

Net sales                          $3,105,983     $2,989,820            $6,062,683         $5,835,705
                                   ----------     ----------            ----------         ----------

Cost of food, beverages and liquor   $658,681       $602,586            $1,256,352         $1,177,093
Payroll                              $862,496       $887,985            $1,732,527         $1,723,533
Other operating expenses             $892,861       $923,413            $1,784,806         $1,756,296
General and administrative           $411,028       $331,863              $741,356           $705,102
Depreciation and amortization        $143,444       $121,289              $277,779           $223,667
                                   ----------     ----------            ----------         ----------

         Total costs and expenses  $2,968,510     $2,867,136            $5,792,820         $5,585,691
                                   ----------     ----------            ----------         ----------

Operating income                     $137,473       $122,684              $269,863           $250,014

Other income                          ($1,474)       ($1,594)              ($2,441)           ($2,521)
Interest income                      ($22,342)       ($5,902)             ($38,611)          ($15,001)
Interest expense                      $75,796        $77,503              $160,419           $149,027
                                   ----------     ----------            ----------         ----------

Net Income                            $85,493        $52,677              $150,496           $118,509
                                   ==========     ==========            ==========         ==========

Income per share-basic                  $0.01          $0.01                 $0.02              $0.02
                                   ==========     ==========            ==========         ==========

Income per share-diluted                $0.01          $0.01                 $0.02              $0.02
                                   ==========     ==========            ==========         ==========

Weighted average number of
common shares outstanding-basic     7,024,170      5,015,693             7,023,807          5,015,693
                                   ==========     ==========            ==========         ==========

Weighted average number of
dilutive common shares outstanding  7,110,057      5,322,555             7,306,385          5,242,554
                                   ==========     ==========            ==========         ==========


                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                              Twenty-six Weeks Ended

                                                                Oct 25       Oct 26
                                                                 1998         1997

 Cash flows provided by operating activities                   $386,524     $309,014
                                                            ------------ ------------

 Cash flows from investing activities:
   Capital expenditures                                       ($339,065)   ($505,282)
                                                            ------------ ------------

          Cash flows used for investing activities            ($339,065)   ($505,282)
                                                            ------------ ------------

 Cash flows from financing activities:
   Repayments of long-term debt                               ($100,000)   ($100,002)
   Repayments of capital lease obligations                     ($37,685)    ($14,851)
   Repayments of stockholder loans                              ($1,862)     ($2,102)
   Proceeds from subordinated debentures                             $0     $218,750
                                                            ------------ ------------

          Cash flows provided by (used for) financing
             activities                                       ($139,547)    $101,795
                                                            ------------ ------------

Increase (decrease) in cash and cash equivalents               ($92,088)    ($94,473)

 Cash and cash equivalents at beginning of period            $1,788,361     $726,054
                                                            ------------- ------------

 Cash and cash equivalents at end of period                  $1,696,273     $631,581
                                                            ============= ============



                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 25, 1998
                                   (unaudited)


NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period and twenty-six week period ended October 25, 1998 are not necessarily indicative of the results that may be expected for the year ending April 25, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 26, 1998. The balance sheet at April 26, 1998 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 1999 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant and nine Pizzeria Regina restaurants for the entire period and one additional Pizzeria Regina restaurant for part of the period. The accompanying statements of operations and cash flows for the fiscal 1998 period reflect the consolidated operations and cash flows of two casual dining Italian restaurants and six Pizzeria Regina restaurants for the entire period and four Pizzeria Regina restaurants for part of the period.

NET INCOME PER SHARE

The Company follows Statement of financial Accounting Standards No. 128, "Earnings per Share". The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for the basic and diluted computations.


                         Thirteen weeks ended                             Twenty-six weeks ended
                         --------------------                             ----------------------
                  October 25            October 26                     October 25       October 26
                     1998                  1997                           1998             1997
                     ----                  ----                           ----             ----
Basic             7,024,170             5,015,693                      7,023,807        5,015,693
Shares


Effect of
Dilutive
Securities:


     Options         85,887             306,862                          282,578          226,861
                     ------             -------                          -------          -------


Diluted
Shares            7,110,057             5,322,555                      7,306,385        5,242,554
                  =========             =========                      =========        =========



The following table summarizes securities that were outstanding as of October 25, 1998 and October 26, 1997, but not included in the calculation of net income per share because such securities are anti-dilutive:



                         Thirteen weeks ended                             Twenty-six weeks ended
                         --------------------                             ----------------------
                  October 25            October 26                     October 25       October 26
                     1998                  1997                           1998             1997
                     ----                  ----                           ----             ----
Options             368,346                47,000                         90,000           57,000


Warrants          2,843,000             2,693,000                      2,843,000        2,693,000


Convertible
Debentures        1,200,000             1,070,000                      1,200,000        1,070,000



ITEM 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Overview

In the thirteen weeks ending October 25, 1998, the Company recorded net income of $85,493 compared to $52,677 for the quarter ending October 26, 1997. The Company's profit in the current fiscal quarter is substantially attributable to the income generated by the Company's Pizzeria Regina restaurant business.

Thirteen Weeks Ended October 25, 1998 as Compared to Thirteen Weeks ended October 26, 1997

Sales. Net sales in the current period were $3,106,000 compared to net sales in the prior year's period of $2,990,000. The increase in net sales in the fiscal 1999 period, as compared to the fiscal 1998 period, was attributable to the opening of the new Richmond, Virginia Pizzeria Regina food court kiosk in November of 1997; the opening of the new Oviedo, Florida Pizzeria Regina food court kiosk in March of 1998; and the opening of the new Auburn, Massachusetts Pizzeria Regina food court kiosk in May of 1998. This was partially offset by the closure of the self-service in-line Pizzeria Regina at the Burlington Mall in October of 1997, the closure of the two Brookline Pizzeria Regina restaurants in May and October of 1997 at the completion of their leases, due to the inability to renegotiate market value leases at these locations, and the closure of the Bel Canto Restaurant. Comparable sales for the restaurants open throughout both fiscal 1999 and 1998 periods increased by approximately 7.2%. Net sales at the Company's Pizzeria Regina restaurants increased to $2,360,000 in the current period from $2,067,000 in the prior year's period.

Net sales at the Company's full service casual dining restaurants, Polcari's North End and Bel Canto's, decreased to $742,000 in the current period from $918,000 in the prior year's period. The decrease was primarily attributable to closure of the Bel Canto restaurant in December 1997, which was partially offset by increased sales of approximately $57,000 at the Polcari's North End restaurant.

Costs and Expenses

Cost of Food and Beverages. Cost of food and beverages as a percentage of net sales was 21% in the fiscal 1999 period as compared to 20% in the fiscal 1998 period. The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 18% and 16% in the fiscal 1999 and 1998 periods, respectively. The cost of food and beverages as a percentage of net sales increased at the Pizzeria Regina restaurants, principally due to higher cheese costs and increased sales of gourmet pizzas, which have a higher selling price and higher food cost than traditional pizzas.

The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 31% and 29% in the fiscal 1999 and 1998 periods, respectively. The increase in cost as a percentage of net sales was due to the closure of the Bel Canto restaurant, which had lower food and beverage costs.

Payroll Expenses. Payroll expenses were $862,000 (28 % of net sales) in the current period compared to payroll expenses in the prior year's period of $888,000 (30% of net sales).

Payroll expenses at the Pizzeria Regina restaurants increased to $599,000 (25% of sales) in the current period from $557,000 (27% of net sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks, which was partially offset by a decrease in payroll expenses associated with the closure of two Pizzeria Regina restaurants.

Payroll expenses at the Company's full service casual dining restaurants decreased to $213,000 (29% of net sales) in the current period from $291,000 (32% of net sales) in the prior year's period, reflecting the closure of the Bel Canto restaurant. Payroll expenses at the Company's Commissary were $51,000 for the fiscal 1999 period as compared to $40,000 in the fiscal 1998 period. This increase is primarily due to the reclassification of the purchasing director's salary to the Commissary's payroll expense.

Other Operating Expenses, Exclusive of Payroll. Other operating expenses exclusive of payroll in the current period were $893,000 (29% of net sales), compared to $923,000 (31% of net sales) in the prior year's period. The decrease in other operating expenses in the current period was primarily attributable to the closure of two Pizzeria Regina restaurants and the closure of the Bel Canto restaurant, partially offset by the opening of the three new Pizzeria Regina food court kiosks and costs associated with future expansion.

Other operating expenses from the Pizzeria Regina restaurants increased to $676,000 (29% of net sales) in the current period from $632,000 (31% of net sales) in the prior year's period. This increase is primarily attributable to the addition of three new Pizzeria Regina food court kiosks, partially offset by the closure of the self-service in-line Pizzeria Regina restaurant at the Burlington Mall and the closure of the Brookline Pizzeria Regina restaurant.

Other operating expenses at the Company's full service casual dining restaurants decreased to $190,000 (26% of net sales) in the current period from $262,000 (29% of net sales) in the prior year's period. This decrease was primarily attributable to the closure of the Bel Canto restaurant. Other operating expenses also include commissary expenses, which decreased to $12,000 in the current period, as compared to $16,000 in the prior year's period. In addition, the Company realized franchising costs and future expansion costs of $16,000 in the fiscal 1999 period as compared to $13,000 in the prior year's period.

General and Administrative Expenses. General and administrative expenses were $411,000 (13% of net sales) in the current period, as compared to $332,000 (11% of net sales) in the prior year's period. The increase in general and administrative expenses was principally due, to real estate site selection consulting expenses, pre-opening legal fees, and increased staff support.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $143,000 (5% of net sales) in fiscal 1999 period, compared to $121,000 (4% of net sales) in fiscal 1998 period. The increase in depreciation and amortization expense was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks.

Interest Expense and Interest Income. Interest expense decreased to $76,000 in the current period from $78,000 in the prior year's period. This decrease in interest expense was associated with lower interest rates on the Company's credit facility which was partially offset by the issuance of convertible subordinated debentures.

Interest income increased to $22,000 in fiscal 1999 from $6,000 in fiscal 1998. The increase in interest income was attributable to the proceeds from the March 1998 Rights Offering.

Twenty-six Weeks Ended October 25, 1998 as Compared to Twenty-six Weeks ended October 26, 1997

Sales. Net sales in the current period were $6,063,000 compared to net sales in the prior year's period of $5,836,000. The increase in net sales in the fiscal 1999 period as compared to fiscal 1998 period, was attributable to the opening of the new Paramus, New Jersey Pizzeria Regina food court kiosk in August of 1997; the opening of the new Richmond, Virginia Pizzeria Regina food court kiosk in November of 1997; the opening of the new Oviedo, Florida Pizzeria Regina food court kiosk in March of 1998; and the opening of the new Auburn, Massachusetts Pizzeria Regina food court kiosk in May of 1998. The increase in net sales were partially offset by the closure of the self-service in-line Pizzeria Regina at the Burlington Mall in October of 1997, the closure of the two Brookline Pizzeria Regina restaurants in May and October of 1997 at the completion of their leases, due to the inability to renegotiate a market value lease at those locations, and the closure of the Bel Canto Restaurant. Comparable sales for the restaurants open throughout both fiscal 1999 and 1998 periods increased approximately 6.8%. Net sales at the Company's Pizzeria Regina restaurants increased to $4,626,000 in the current period from $4,000,000 in the prior year's period.

Net sales at the Company's full service casual dining restaurants, Polcari's North End and Bel Canto's decreased to $1,429,000 in the current period from $1,825,000 in the prior year's period. This decrease was primarily attributable to the closure of the Bel Canto restaurant in December 1997, which was partially offset by increased sales of approximately $90,000 at the Polcari's North End restaurant.

Cost of Food and Beverages. Cost of food and beverages as a percentage of net sales was 21% in the fiscal 1999 period as compared to 20% in the fiscal 1998 period.

The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 18% and 16% in the fiscal 1999 and 1998 periods, respectively. The cost of food and beverages as a percentage of net sales increased at the Pizzeria Regina restaurants, principally due to higher cheese costs and increased sales of gourmet pizzas, which have a higher selling price and higher food costs than traditional pizzas.

The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 31% and 29% in the fiscal 1999 and 1998 periods respectively. The increase in cost of food and beverages as a percentage of net sales was due to the closure of the Bel Canto restaurant, which had lower food and beverage costs.

Payroll Expenses. Payroll expenses were $1,733,000 (29% of net sales) in the current period compared to payroll expenses in the prior year's period of $1,724,000 (30% of net sales).

Payroll expenses at the Pizzeria Regina restaurants increased to $1,204,000 (26% of sales) in the current period from $1,071,000 (27% of net sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the four new Pizzeria Regina food court kiosks, which was partially offset by a decrease in payroll expenses associated with the closure of three Pizzeria Regina restaurants.

Payroll expenses at the Company's full service casual dining restaurant decreased to $430,000 (30% of net sales) in the current period from $586,000 (32% of net sales) in the prior year's period, reflecting the closure of the Bel Canto restaurant. Payroll expenses at the Company's Commissary were $99,000 for the fiscal 1999 period as compared to $66,000 in the fiscal 1998 period. The increase is primarily due to the reclassification of the purchasing director's salary to the Commissary's payroll expense.

Other Operating Expenses. Other operating expenses in the current period were $1,785,000 (29% of net sales), compared to $1,756,000 (30% of net sales) in the prior year's period. The increase in other operating expenses in the current period was primarily attributable to the opening of the four new Pizzeria Regina food kiosks, partially offset by the closure of three Pizzeria Regina restaurants and the closure of the Bel Canto restaurant.

Other operating expenses from the Pizzeria restaurants increased to $1,353,000 (29% of net sales) in the current period from $1,187,000 (30% of net sales) in the prior year's period. The increase is primarily attributable to the addition of four new Pizzeria Regina food kiosks, partially offset by the closure of the self-service in-line Pizzeria Regina restaurant at the Burlington Mall and the closure of two Brookline Pizzeria Regina restaurants.

Other operating expenses at the Company's full service casual dining restaurants decreased to $373,000 (26% of net sales) in the current period from $521,000 (29% of net sales) in the prior year's period. This decrease was primarily attributable to the closure of the Bel Canto restaurant. Other operating expenses also include commissary expenses, which decreased to $26,000 in the current period, as compared to $31,000 in the prior year's period. In addition the Company realized franchising costs and future expansion costs of $33,000 in the fiscal 1999 period as compared to $18,000 in the prior years period.

General and Administrative Expenses. General and administrative expenses were $741,000 (12% of net sales) in the current period, as compared to $705,000 (12% of net sales) in the prior year's period. The increase in general and administrative expenses was due, principally, to an increase in support staff, legal costs, and real estate site selection consulting expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $278,000 (5% of net sales) in fiscal 1999 period, compared to $224,000 (4% of net sales) in fiscal 1998 period. The increase in depreciation and amortization expense was primarily attributable to the opening of the four new Pizzeria Regina food court kiosks.

Interest Expense and Interest Income. Interest Expense increased to $160,000 in the current period as compared to interest expense in the prior year's period of $149,000. This increase in interest expense was associated with borrowings under the Company's new credit facility and the issuance of convertible subordinated debentures. Interest income increased to $39,000 in fiscal 1999 from $15,000 in fiscal 1998. The increase in interest income was attributable to the proceeds from the March 1998 rights offering.

Liquidity and Capital Resources.

At October 25, 1998, the Company had net working capital of approximately $1,007,000 and cash and cash equivalents of approximately $1,696,000.

During the twenty-six weeks ended October 25, 1998, the company had a decrease in cash and cash equivalents of $92,000 reflecting net cash provided by operating activities of $387,000, net cash used for investing activities of $339,000 and net cash used for financing activities of $140,000. Net cash provided by operating activities included an increase in accounts payable of $26,000, an increase in deferred rent of $16,000, and a decrease in accounts receivable of $2,000, partially offset by an increase in prepaid expenses of $27,000, an increase in inventories of $7,000, and a reduction in accrued expenses of $86,000. Investing activities consumed costs associated with the opening of the new Auburn, MA Pizzeria Regina location and renovations of the executive office in Saugus, MA. Net cash used for financing activities reflects $140,000 to repay long-term debt, lease obligations and stockholder loans.

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

At October 25, 1998, the Company had current liabilities of $1,030,000, including $340,000 of accounts payables, $405,000 of accrued liabilities and current maturities of long term obligations in the amount of $285,000. At October 25, 1998, the Company had long-term obligations, less current maturities, in the amount of $2,365,000, including $325,000 due under its credit facility with Haymarket Co-Operative Bank, $119,000 of loans payable to stockholder, $318,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, and $102,000 of deferred rent. Subsequent to the close of the quarter, on November 23, 1998, the Company its credit facility with Haymarket Bank and entered into a new Two Million ($2,000,000.00) Dollar line of credit facility with BankBoston. To date, the Company has accessed this line in the amount of $533,472.

Risk Factors.

The Company believes that its existing resources, cash flow from operations, borrowing under its credit facility, and the net proceeds from the March 1998 Rights Offering will be sufficient to allow it to meet its obligations over the next twelve months. While there can be no assurance, the Company intends to fund its current obligations and operating expenses through cash generated from operations. The net proceeds of the March 1998 Rights Offering will be used for repayment of indebtedness, to finance its expansion plans and for other working capital requirements.

On November 6, 1998, The Nasdaq Stock Market, Inc. ("Nasdaq") advised the Company that its Common Stock was not in compliance with one of the continuing maintenance requirements for listing on the Nasdaq SmallCap Market. Specifically, the Common Stock had failed to maintain a closing bid price of greater than or equal to $1.00 for thirty consecutive trading days. Under Nasdaq's procedures, the Company has a period of ninety calendar days in which to come back into compliance with Nasdaq Marketplace Rule 4450(a)(5). In order to comply, the closing bid price for a minimum of ten consecutive trading days must be at a price greater than or equal to $1.00. The deadline for compliance is February 16, 1999. If the price has not come back into compliance by that date, the Company's stock is subject to delisting. The effects of delisting include the limited release of the market prices of the Company's securities and limited news coverage of the Company. Delisting may restrict investors' interest in the Common Stock and may materially, adversely affect the trading market and prices of the Common Stock and the Company's ability to issue additional securities or to secure financing.

Year 2000 Systems

The Company has undertaken a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and to function appropriately from and after January 1, 2000, and does not believe that the total cost to address any changes required as a result of the so-called "Year 2000 Problem" will be material. In addition, the Company has evaluated the impact of possible Year 2000 problems encountered by its suppliers and customers upon the Company and does not believe that any problems would have material effect upon the Company. The Company has reviewed various scenarios, including realistic worst case scenarios, and has concluded that it is unlikely that there will be any material impact on the Company.

"Safe Harbor" Statement, Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's resources, and the timing of the Company's expansion, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

                                           BOSTON RESTAURANT ASSOCIATES, INC.



Date:  December 3, 1998                    By: /s/ George R. Chapdelaine
                                               --------------------------------
                                           George R. Chapdelaine, President and
                                           Chief Executive Officer