Form 10QSB
period 1999-01-24
BOSTON RESTAURANT ASSOCIATES INC
filed 1999-03-09
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For  the quarterly period ended January 24, 1999.

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

As of March 5, 1999, there were 7,024,170 shares of the issuer's Common Stock, par value $.01 per share, outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets as of January 24, 1999 and
     April 26, 1998  ........................................................  3

     Condensed Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended January 24, 1999 and
     January 25, 1998........................................................  4

     Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended January 24, 1999 and January 25, 1998  .....................  5

     Notes to Condensed Consolidated Financial Statements ...................  6

Item 2.  Management's Discussion and Analysis  or Plan of Operations ........  9


PART II - OTHER INFORMATION    .............................................. 17

     SIGNATURES   ........................................................... 18

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                   JAN 24       APRIL 26
                                                                    1999          1998
                                                                ------------  ------------
ASSETS
Current:
   Cash and cash equivalents                                     $1,715,923    $1,788,361
   Accounts receivable                                              $39,070       $46,958
   Inventories                                                     $231,672      $212,071
   Prepaid expenses and other                                       $95,758       $49,152
                                                                ------------  ------------

      Total current assets                                       $2,082,423    $2,096,542

Net property and equipment                                       $3,381,096    $3,345,273
Other assets                                                     $1,322,420    $1,323,160
                                                                ------------  ------------

      Total assets                                               $6,785,939    $6,764,975
                                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $283,846      $314,124
   Accrued liabilities                                             $419,429      $490,525
   Current maturities:
    Notes payable-stockholder                                        $4,770        $4,495
    Long-term debt                                                 $119,272      $200,000
    Obligations under capital leases                                $82,984       $74,206
                                                                ------------  ------------

    Total current liabilities                                      $910,301    $1,083,350

Long-term obligations:
   Notes payable-stockholder, less current maturities              $116,620      $121,336
   Long-term debt, less current maturities                         $419,200      $425,000
   Obligations under capital leases, less current maturities       $298,164      $361,548
   Subordinated debentures                                       $1,500,000    $1,500,000
   Deferred rent                                                   $103,261       $85,662
                                                                ------------  ------------

    Total liabilities                                            $3,347,546    $3,576,896

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 25,000,000
   shares authorized, 7,024,170 and                                 $70,242       $70,220
   7,021,970 shares issued
   Additional paid in capital                                   $10,895,021   $10,846,333
   Accumulated deficit                                          ($7,526,870)  ($7,728,474)
                                                                ------------  ------------

   Total stockholders' equity                                    $3,438,393    $3,188,079

   Total liabilities and stockholders' equity                    $6,785,939    $6,764,975
                                                                ============  ============


                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)




                                             Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                             --------------------           -----------------------
                                        January 24        January 25      January 24        January 25
                                          1999               1998            1999              1998
                                        -----------      -----------      ------------      -----------
Net sales                               $3,175,151       $2,818,548        $9,237,834       $8,654,253
                                        -----------      -----------      ------------      -----------

Cost of food, beverages and liquor        $677,865         $570,668        $1,934,217       $1,747,761
Payroll                                   $875,059         $844,099        $2,607,586       $2,567,632
Other operating expenses                  $923,446         $871,489        $2,708,253       $2,627,784
General and administrative                $444,827         $330,435        $1,186,183       $1,035,537
Depreciation and amortization             $137,873         $107,434          $415,622         $331,102
                                        -----------      -----------      ------------      -----------
         Total costs and expenses       $3,059,070       $2,724,125        $8,851,861       $8,309,816
                                        -----------      -----------      ------------      -----------
Operating income                          $116,081          $94,423          $385,973         $344,437
Other income                               ($1,273)         ($2,018)          ($3,714)         ($4,539)
Interest income                           ($17,122)         ($3,876)         ($55,733)        ($18,877)
Interest expense                           $83,395          $73,019          $243,816         $222,046
                                        -----------      -----------      ------------      -----------
Net Income                                 $51,081          $27,298          $201,604         $145,807
                                        ===========      ===========      ============      ===========
Income per share-basic                       $0.01            $0.01             $0.03            $0.03
                                        ===========     ===========      ============      ===========
Income per share-diluted                     $0.01            $0.01             $0.03            $0.03
                                        ===========      ===========      ============      ===========
Weighted average number of
common shares outstanding-basic          7,024,170        5,015,693         7,023,928        5,015,693
                                        ===========      ===========      ============      ===========
Weighted average number of
dilutive common shares outstanding       7,024,170        5,308,348         7,196,468        5,283,146
                                        ===========      ===========      ============      ===========

                            See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                               Thirty-nine Weeks Ended

                                                                                Jan 24          Jan 25
                                                                                 1999            1998

 Cash flows provided by operating activities                                  $522,259        $335,425
                                                                           ------------      ----------

 Cash flows from  investing activities:
   Capital expenditures                                                      ($449,121)      ($861,242)
                                                                           ------------      ----------

             Cash flows used for investing activities                        ($449,121)      ($861,242)
                                                                           ------------      ----------

 Cash flows from  financing activities:
   Repayments of long-term debt                                              ($625,000)      ($150,003)
   Repayments of capital lease obligations                                    ($54,606)       ($22,701)
   Repayments of stockholder loans                                             ($4,442)        ($3,154)
   Proceeds from subordinated debentures                                            $0        $218,750
   Proceeds from long-term debt                                               $538,472              $0
                                                                           ------------      ----------

             Cash flows provided by (used for) financing activities          ($145,576)        $42,892
                                                                           ------------      ----------

Increase (decrease) in cash and cash equivalents                              ($72,438)      ($482,925)

 Cash and cash equivalents at beginning of period                           $1,788,361        $726,054
                                                                           ------------      ----------

 Cash and cash equivalents at end of period                                 $1,715,923        $243,129
                                                                           ============      ==========

                            See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 24, 1999
                                   (unaudited)


NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period and thirty-nine week period ended January 24, 1999 are not necessarily indicative of the results that may be expected for the year ending April 25, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 26, 1998. The balance sheet at April 26, 1998 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 1999 thirty-nine week period reflect the consolidated operations and cash flows of one casual dining Italian restaurant and ten Pizzeria Regina restaurants for the entire period. The accompanying statements of operations and cash flows for the fiscal 1998 thirty-nine week period reflect the consolidated operations and cash flows of one casual dining Italian restaurant and six Pizzeria Regina restaurants for the entire period and one additional casual dining Italian restaurant and five additional Pizzeria Regina restaurants for part of the period.

NET INCOME PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for the basic and diluted computations.

                             Thirteen weeks ended        Thirty-nine weeks ended
                             --------------------        -----------------------
                         January 24      January 25      January 24      January 25
                         1999            1998            1999            1998
                         ----------      ----------      ----------      ----------
Basic                    7,024,170       5,015,693       7,023,928       5,015,693
Shares

Effect of
Dilutive
Securities:

         Options                 0         292,655          172,540        267,453
                         ----------      ----------       ----------      ----------
Diluted
Shares                   7,024,170       5,308,348        7,196,468      5,283,146
                         =========       =========        =========      =========


The following table summarizes securities that were outstanding as of January 24, 1999 and January 25, 1998, but were not included in the calculation of net income per share because such securities are anti-dilutive:

                           Thirteen weeks ended             Thirty-nine weeks ended
                           --------------------             -----------------------
                         January 24      January 25      January 24      January 25
                         1999            1998            1999            1998
                         ----------      ----------      ----------      ----------
Options                  1,078,746          57,000         228,346          57,000

Warrants                 2,843,000       2,335,875       2,843,000       2,335,875

Convertible
Debentures               1,200,000       1,070,000       1,200,000       1,070,000

NEW ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        This new standard is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect implementation of this standard to materially affect future financial statements and disclosures.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

        Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Franchise Activities
--------------------

        In December 1998, Boston Restaurant International, Inc. ("BRAII"), a wholly owned subsidiary of the Company entered into a joint venture agreement with Italian Ventures, LLC, a Kentucky corporation controlled by a Company director for the purpose of developing and expanding Company restaurants in the continental United States. The newly formed company, Regina Ventures, LLC, is embarking upon a franchise program and currently has one franchisee under agreement.

        In January 1999, BRAII entered into a franchise agreement with Shining Seas, LLC for the development of Pizzeria Reginas in Seoul, Korea.

        As of January 24, 1999, no franchise revenues have been recognized by the Company.

Credit Facility
---------------

        In November 1998, the Company entered into a new line of credit facility with BankBoston. The credit facility provides for borrowings of up to $2 million dollars.

        Currently the Company has accessed $538,472 repayable in installments of $12,984 at an interest rate of 7.84%. This line of credit is renewable on an annual basis.


ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Overview
--------

In the thirteen weeks ending January 24, 1999, the Company recorded net income of $51,081 compared to $27,298 for the quarter ending January 25, 1998. The Company's profit in the current fiscal quarter is substantially attributable to the income generated by the Company's Pizzeria Regina restaurant business. Polcari's North End also realized sales increases of approximately $101,000.

Thirteen Weeks Ended January 24, 1999 as Compared to Thirteen Weeks ended January 25, 1998
-------------------------------------------------------------------------

Sales. Net sales in the current period were $3,175,000 compared to net sales in the prior year's period of $2,819,000. The increase in net sales in the fiscal 1999 period, as compared to the fiscal 1998 period, was attributable to the opening of the new Richmond, Virginia Pizzeria Regina food court kiosk in November of 1997; the opening of the new Oviedo, Florida Pizzeria Regina food court kiosk in March of 1998; and the opening of the new Auburn, Massachusetts Pizzeria Regina food court kiosk in May of 1998. This increase was partially offset by the closure of the Bel Canto Restaurant in December of 1997. Comparable sales for the restaurants open throughout both fiscal 1999 and 1998 periods increased by approximately 5.9%. Net sales at the Company's Pizzeria Regina restaurants increased to $2,414,000 in the current period from $2,038,000 in the prior year's period.

Net sales at the Company's full service casual dining restaurants, Polcari's North End and Bel Canto's, decreased to $759,000 in the current period from $778,000 in the prior year's period. The decrease was primarily attributable to closure of the Bel Canto restaurant in December 1997, which was partially offset by increased sales of approximately $101,000 at the Polcari's North End restaurant.

Costs and Expenses
------------------

Cost of Food and Beverages. Cost of food and beverages as a percentage of net sales was 21% in the fiscal 1999 period as compared to 20% in the fiscal 1998 period. The cost of food and beverages as a percentage of net sales at the Pizzeria Regina restaurants was 19% and 17% in the fiscal 1999 and 1998 periods, respectively. The cost of food and beverages as a percentage of net sales increased at the Pizzeria Regina restaurants, principally due to higher cheese costs and increased sales of gourmet pizzas, which have a higher selling price and higher food cost than traditional pizzas.

The cost of food and beverages as a percentage of net sales at the Company's full service casual dining restaurants was 30% and 29% in the fiscal 1999 and 1998 periods, respectively. The increase in cost as a percentage of net sales was due to the closure of the Bel Canto restaurant, which had lower food and beverage costs.

Payroll Expenses. Payroll expenses were $875,000 (28 % of net sales) in the current period compared to payroll expenses in the prior year's period of $844,000 (30% of net sales).

Payroll expenses at the Pizzeria Regina restaurants increased to $606,000 (25% of sales) in the current period from $536,000 (26% of net sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks.

Payroll expenses at the Company's full service casual dining restaurants decreased to $221,000 (29% of net sales) in the current period from $263,000 (34% of net sales) in the prior year's period, reflecting the closure of the Bel Canto restaurant. Payroll expenses at the Company's Commissary were $48,000 for the fiscal 1999 period as compared to $45,000 in the fiscal 1998 period.

Other Operating Expenses, Exclusive of Payroll. Other operating expenses exclusive of payroll in the current period were $923,000 (29% of net sales), compared to $871,000 (31% of net sales) in the prior year's period. The increase in other operating expenses in the current period was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks and costs associated with future expansion, partially offset by the closure of the Bel Canto restaurant.

Other operating expenses from the Pizzeria Regina restaurants increased to $679,000 (28% of net sales) in the current period from $572,000 (28% of net sales) in the prior year's period. This increase is primarily attributable to the addition of three new Pizzeria Regina food court kiosks.

Other operating expenses at the Company's full service casual dining restaurants decreased to $204,000 (27% of net sales) in the current period from $276,000 (36% of net sales) in the prior year's period. This decrease was primarily attributable to the closure of the Bel Canto restaurant. Other operating expenses also include commissary expenses, which were $14,000 in the current period, as compared to $14,000 in the prior year's period. In addition, the Company realized franchising costs and future expansion costs of $26,000 in the fiscal 1999 period as compared to $10,000 in the prior year's period.

General and Administrative Expenses. General and administrative expenses were $445,000 (14% of net sales) in the current period, as compared to $330,000 (12 % of net sales) in the prior year's period. The increase in general and administrative expenses was principally due to increased staff support, legal costs and real estate site selections consulting expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $138,000 (4% of net sales) in the fiscal 1999 period, compared to $107,000 (4% of net sales) in the fiscal 1998 period. The increase in depreciation and amortization expense was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks.

Interest Expense and Interest Income. Interest expense increased to $83,000 in the current period from $73,000 in the prior year's period. This increase in interest expense was due to additional equipment leases associated with the three new Pizzeria Regina food court kiosks.

Interest income increased to $17,000 in fiscal 1999 from $4,000 in fiscal 1998. The increase in interest income was attributable to the proceeds from the March 1998 rights offering.

Thirty-nine Weeks Ended January 24, 1999 as Compared to Thirty-nine Weeks ended January 25, 1998
-------------------------------------------------------------------------------

Sales. Net sales in the current period were $9,238,000 compared to net sales in the prior year's period of $8,654,000. The increase in net sales in the fiscal 1999 period as compared to fiscal 1998 period was attributable to the opening of the new Paramus, New Jersey Pizzeria Regina food court kiosk in August of 1997 the opening of the new Richmond, Virginia Pizzeria Regina food court kiosk in November of 1997 the opening of the new Oviedo, Florida Pizzeria Regina food court kiosk in March of 1998 and the opening of the new Auburn, Massachusetts Pizzeria Regina food court kiosk in May of 1998. The increase in net sales was partially offset by the closure of the self-service in-line Pizzeria Regina at the Burlington Mall in October of 1997, the closure of the Brookline Pizzeria Regina restaurant in October of 1997 at the completion of its lease, due to the inability to renegotiate a market value lease at that location, and the closure of the Bel Canto Restaurant. Comparable sales for the restaurants open throughout both fiscal 1999 and 1998 periods increased approximately 6.5%. Net sales at the Company's Pizzeria Regina restaurants increased to $7,040,000 in the current period from $6,038,000 in the prior's year's period.

Net sales at the Company's full service casual dining restaurants, Polcari's North End and Bel Canto's decreased to $2,188,000 in the current period from $2,602,000 in the prior year's period. This decrease was primarily attributable to the closure of the Bel Canto restaurant in December 1997, which was partially offset by increased sales of approximately $190,000 at the Polcari's North End restaurant.

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

Payroll Expenses. Payroll expenses were $2,608,000 (28% of net sales) in the current period compared to payroll expenses in the prior year's period of $2,568,000 (30% of net sales).

Payroll expenses at the Pizzeria Regina restaurants increased to $1,810,000 (26% of sales) in the current period from $1,607,000 (27% of net sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the four new Pizzeria Regina food court kiosks, which was partially offset by a decrease in payroll expenses associated with the closure of three Pizzeria Regina restaurants.

Payroll expenses at the Company's full service casual dining restaurant decreased to $651,000 (30% of net sales) in the current period from $849,000 (33% of net sales) in the prior year's period, reflecting the closure of the Bel Canto restaurant. Payroll expenses at the Company's Commissary were $147,000 for the fiscal 1999 period as compared to $112,000 in the fiscal 1998 period. The increase is primarily due to the reclassification of the purchasing director's salary to the Commissary's payroll expense.

Other Operating Expenses. Other operating expenses in the current period were $2,708,000 (29% of net sales), compared to $2,628,000 (30% of net sales) in the prior year's period. The increase in other operating expenses in the current period was primarily attributable to the opening of the four new Pizzeria Regina food kiosks, partially offset by the closure of three Pizzeria Regina restaurants and the closure of the Bel Canto restaurant.

Other operating expenses from the Pizzeria restaurants increased to $2,032,000 (29% of net sales) in the current period from $1,781,000 (29% of net sales) in the prior year's period. The increase is primarily attributable to the addition of four new Pizzeria Regina food kiosks, partially offset by the closure of the self-service in-line Pizzeria Regina restaurant at the Burlington Mall and the closure of the Brookline Pizzeria Regina restaurant.

Other operating expenses at the Company's full service casual dining restaurants decreased to $577,000 (26% of net sales) in the current period from $774,000 (30% of net sales) in the prior year's period. This decrease was primarily attributable to the closure of the Bel Canto restaurant. Other operating expenses also include commissary expenses, which decreased to $40,000 in the current period, as compared to $45,000 in the prior year's period. In addition the Company realized franchising costs and future expansion costs of $59,000 in the fiscal 1999 period as compared to $29,000 in the prior years period.

General and Administrative Expenses. General and administrative expenses were $1,186,000 (13% of net sales) in the current period, as compared to $1,036,000 (12% of net sales) in the prior year's period. The increase in general and administrative expenses was due principally to an increase in support staff, real estate site selection consulting expenses, and legal costs.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $416,000 (5% of net sales) in fiscal 1999 period, compared to $331,000 (4% of net sales) in fiscal 1998 period. The increase in depreciation and amortization expense was primarily attributable to the opening of the four new Pizzeria Regina food court kiosks.

Interest Expense and Interest Income. Interest Expense increased to $244,000 in the current period as compared to interest expense in the prior year's period of $222,000. This increase in interest expense is due to additional equipment leases associated with the three new Pizzeria Regina food court kiosks. Interest income increased to $56,000 in fiscal 1999 from $19,000 in fiscal 1998. The increase in interest income was attributable to the proceeds from the March 1998 rights offering.

Liquidity and Capital Resources.
--------------------------------

At January 24, 1999, the Company had net working capital of approximately $1,172,000 and cash and cash equivalents of approximately $1,716,000.

During the thirty-nine weeks ended January 24, 1999, the Company had a decrease in cash and cash equivalents of $72,000 reflecting net cash provided by operating activities of $522,000, net cash used for investing activities of $449,000 and net cash used for financing activities of $146,000. Net cash provided by operating activities included a decrease in accounts receivable of $8,000 and an increase in deferred rent of $18,000, partially offset by an increase in inventory of $20,000, an increase in prepaid expenses of $47,000, a reduction in accounts payable of $30,000, and a reduction in accrued expenses of $71,000. Net cash used for investing activities reflects costs associated with the opening of the new Auburn, MA Pizzeria Regina location, renovations of the executive office in Saugus, MA, and future expansion costs. Net cash used for financing activities reflects $146,000 to repay long-term debt, lease obligations and stockholder loans.

The Pizzeria Regina food court kiosk at the Auburn Mall, Auburn, MA opened on May 7, 1998. The Company entered into a lease for a food court kiosk in Holyoke, MA to open in the second quarter of fiscal 2000. The Company anticipates that the cost of opening this restaurant will be approximately $350,000, but cannot assure that the Company will open this restaurant on a timely basis or within budget.

At January 24, 1999, the Company had current liabilities of $910,000, including $284,000 of accounts payable, $419,000 of accrued liabilities and current maturities of long term obligations in the amount of $207,000. At January 24, 1999, the Company had long-term obligations, less current maturities, in the amount of $2,437,000, including $419,000 due under its new credit facility with BankBoston, $117,000 of loans payable to a stockholder, $298,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, and $103,000 of deferred rent. On November 23, 1998, the Company discharged its credit facility with Haymarket Bank and entered into a new two million dollar ($2,000,000.00) line of credit facility with BankBoston. To date, the Company has accessed this line in the amount of $538,472.

The Company believes that its existing resources, cash flow from operations, borrowing under its credit facility, and the net proceeds from its March 1998 rights offering will be sufficient to allow it to meet its obligations over the next twelve months. The Company currently intends to fund its current obligations and operating expenses through cash generated from operations. The net proceeds of the March 1998 rights offering will be used for repayment of indebtedness, to finance its expansion plans and for other working capital requirements.

Other Events
------------

In December 1998, the Company entered into a joint venture arrangement with Italian Ventures, LLC, a Kentucky corporation, controlled by Mr. Richard Reeves, a Company director, for the purpose of developing and expanding Polcari's Restaurants in the continental United States. Under the agreement, a new limited liability company (Regina Ventures, LLC) was formed to carry out the joint venture activities. The Company owns 51% of the new LLC and Italian Ventures, LLC owns 49%.

In January 1999, the Company entered into a franchisee agreement with Shining Sea, LLC for the development of Pizzeria Regina restaurants in Seoul, Korea. The first restaurant is expected to open in the fall of 1999.


New Accounting Standards
------------------------

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        This new standard is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management does not expect implementation of this standard to materially affect future financial statements and disclosures.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

        Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Subsequent Events
-----------------

On January 27, 1999, the Board of Directors of Boston Restaurant Associates, Inc. (the "Company") authorized the Company to purchase up to 500,000 shares of its Common Stock in the market from time to time during the twenty-four month period from January 27, 1999. Any shares of Common Stock so purchased will be held in treasury.

Year 2000 Readiness Disclosure
------------------------------

The Company has undertaken a review concerning the ability of its internal information systems, including its internal accounting systems, to handle date information and to function appropriately from and after January 1, 2000. As a result of that review, the Company does not believe that the total cost to address any changes required to its internal systems as a result of the so-called "Year 2000 Problem" will be material. In addition, the Company has evaluated the impact of possible Year 2000 problems encountered by its suppliers and customers upon the Company and does not believe that any problems would have a material effect upon the Company. The Company also has reviewed various scenarios, including realistic worst case scenarios, and has concluded that it is unlikely that there will be any material impact on the Company under any of those scenarios. Accordingly, the Company has determined that it is not necessary to develop a contingency plan for such scenarios.

"Safe Harbor" Statement, Under the Private Securities Litigation Reform Act
of 1995
------------------------------------------------------------------------------

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  Legal Proceedings
         No material litigation
ITEM 2.  Changes in Securities
         None
ITEM 3.  Defaults Upon Senior Securities
         None
ITEM 4.  Submission of Matters to a Vote of Security Holders
         None
ITEM 5.  Other Information
         None
ITEM 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
               10.24  Franchise Agreement
               10.25  Development Agreement
         (27)  Financial Data Schedule

         (b)   Reports On Form 8-K

                (i) Form 8-K dated December 19, 1998 Disclosing under Item 5, a joint venture arrangement for the purpose of developing and expanding Polcari's Restaurants.

               (ii) Form 8-K dated January 22, 1999 Disclosing under Item 5, a franchise agreement with Shining Sea, LLC for the development of Pizzeria Reginas in Seoul, Korea.

              (iii) Form 8-K dated January 25, 1999 Disclosing under Item 5,
                    3rd Quarter sales results for Polcari's Restaurant.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BOSTON RESTAURANT ASSOCIATES, INC.



Date:  March 9, 1999          By: /s/ George R. Chapdelaine
                                  -------------------------
                                  George R. Chapdelaine, President and
                                  Chief Executive Officer