Form 10-K
period 1999-04-25
BOSTON RESTAURANT ASSOCIATES INC
filed 1999-07-26
CIK 926295

                       SECURITIES AND EXCHANGE COMMISSION




                                   FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 25, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________ to ________.

                             Commission File Number
                                     0-18369

                       BOSTON RESTAURANT ASSOCIATES, INC.
                       ----------------------------------
           (Name of Small Business Issuer as Specified in its Charter)


                       Delaware                              61-1162263
                       --------                              ----------
            (State or Other Jurisdiction of               (I.R.S. Employer
            Incorporation or Organization)               Identification No.)

                 999 Broadway, Suite 400                          01906
                  Saugus, Massachusetts                           -----
                  ---------------------                        (Zip Code)
         (Address of Principal Executive Offices)


                                  (781)231-7575
                                  -------------
                 (Issuer's Telephone Number Including Area Code)


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

Securities registered under Section 12(g) of the Securities Exchange Act of
1934:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

                             Redeemable Common Stock
                                Purchase Warrants
                                -----------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $12,173,934.

         The aggregate market value of registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of July 15, 1999 was $6,398,632 based upon the average closing bid and asked prices of such stock on that date as reported on the Nasdaq SmallCap Market on that date. As of July 15, 1999 there were 7,060,170 shares of the registrant's Common Stock, $.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

                                      INDEX

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS

         ITEM 2.  DESCRIPTION OF PROPERTY

         ITEM 3.  LEGAL PROCEEDINGS

         ITEM 4.  SUBMISSION OF MATTERS TO THE VOTE
                  OF SECURITY HOLDERS

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         ITEM 6.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION

         ITEM 7.  FINANCIAL STATEMENTS

         ITEM 8.  CHANGES IN AND DISAGREEMENTS
                  WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF
                  THE EXCHANGE ACT

         ITEM 10. EXECUTIVE COMPENSATION

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND
                  MANAGEMENT

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS

         ITEM 13. EXHIBITS AND REPORTS ON
                  FORM 8-K

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Boston Restaurant Associates, Inc. (the "Company") operates a chain of 12 restaurants - eleven fast service, high volume pizzerias under the Pizzeria Regina-Registered Trademark- name and one full service family-style Italian/American restaurant under the Polcari's North End-TM- name. Of the eleven Pizzeria Regina restaurants, nine are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), and two are wait-service restaurants (full-service style emphasizing whole pizzas with in-restaurant seating). A majority of the restaurants are located in the Boston, Massachusetts metropolitan area.

         The Pizzeria Regina restaurants feature the Company's signature product, its premium Neapolitan style, thin crust pizza, prepared in gas-fired brick ovens. The original Pizzeria Regina, located in Boston's historic North End, has served the Company's premium brick oven pizza since 1926. The Company believes that the Pizzeria Regina pizza and the brand name are local symbols of superior and distinctive pizza. (See "PIZZERIA REGINA RESTAURANTS.")

         The Polcari's North End restaurant is a full service Italian/American, family-style restaurant that captures the community spirit of the 1940's and 1950's in Boston's Italian North End neighborhood. It highlights exposed gas-fired brick ovens in open view of diners, memorabilia and photographs depicting 1940 and 1950 scenes in Boston's North End and large tables to encourage family style dining. (See "POLCARI'S NORTH END RESTAURANT.")

         The Company plans to expand its operations by opening additional Company-operated Pizzeria Regina food court kiosks in high volume retail malls as the opportunities present themselves and by franchising both its Pizzeria Regina and Polcari's North End concepts. The Company has, through a joint venture with Italian Ventures, LLC, formed Regina Ventures, LLC to facilitate the expansion of the Polcari's North End concept. However, the expansion of operations will depend upon market opportunities and the Company's overall financial and management resources. The rate at which the Company actually is able to open new Company-operated restaurants will be determined by many factors, including the Company's success in obtaining adequate financing, identifying satisfactory sites, negotiating satisfactory leases, securing requisite governmental permits and approvals, and training management personnel. The rate at which franchised restaurants are opened also will be determined by many factors, including site availability and qualified franchisees. There can be no assurance that the Company will have the resources to expand, that expansion will not be more costly than anticipated, that current and future sites will operate profitably, or that franchising efforts will be successful.

         The Company's principal offices are located at 999 Broadway, Saugus, Massachusetts 01906 and its telephone number is (781) 231-7575. As used in this Report, unless otherwise indicated, the term "Company" refers to Boston Restaurant Associates, Inc. and its subsidiaries.

PIZZERIA REGINA RESTAURANTS

         The Company currently operates eleven Pizzeria Regina restaurants -- fast service, high volume pizzerias that feature premium brick oven pizza and cater primarily to the lunchtime diner (with the exception of the original North End location, which serves both the lunch and dinner markets). Of these eleven restaurants, nine are food court kiosks and two are wait-service restaurants.

         The Pizzeria Regina restaurants feature the Company's premium Neapolitan style, thin crust, brick oven pizza. This pizza features a proprietary dough and pizza sauce which the Company believes combine to produce a distinct flavor and superior pizza. These pizzas are offered with a wide variety of fresh vegetable and cured meat toppings. The Company believes that the quality of its pizza, a result of a proprietary ingredient mix and baking process, enables it to appeal to both the lunch and dinner markets. The original Pizzeria Regina, located in Boston's historic North End, has served the Company's premium brick oven pizza since 1926.

         The Company's nine food court kiosks primarily serve pizza by the slice with multiple topping choices and operate side-by-side with other fast food vendors. Menu items are presented in a self-service, take-out style designed to allow customers to order, pay for and consume their food in a very short period of time. Customers who desire to sit down after purchasing their food may join customers of other food court vendors in one or more designated common areas within the mall. The focused menu, self-service, take-out style and common seating provide food court customers with a fast, low cost dining alternative as compared to more traditional full service restaurants.

         The Company intends to open additional Pizzeria Regina food court kiosks, primarily in retail malls. Based on the Company's own experience and articles from trade journals, the Company believes there is a trend at retail malls to retrofit and upgrade food courts to emphasize fast food as a focal point of malls. The Company further believes that lunchtime diners who visit retail shopping malls seek high quality, quick service meals in a food court setting, and that the premium quality of the Company's brick oven pizza should position it to compete effectively in food court locations.

         During fiscal year 1999 the Company opened one food court kiosk operation at the Auburn Mall, Auburn, Massachusetts. In addition, the Company opened a food court kiosk at the Independence Mall, Kingston, Massachusetts in June of 1999. The Company has preliminarily identified other potential site locations that it believes will become available during the next 24 months. Management estimates that the cost of opening a typical food court kiosk currently is approximately $350,000 to $400,000. The Company cannot provide any assurance, however, that actual costs will not significantly exceed these estimates, that the Company will be able to obtain financing necessary to construct additional food courts kiosks, that the Company will be able to complete the construction of new kiosks on a timely basis and within budget, if at all, or that the Company will be able to operate these kiosks successfully.

         Two of the Company's Pizzeria Regina restaurants (a food court kiosk and a wait-service restaurant) are located in the Quincy Market/Faneuil Hall Marketplace in Boston, Massachusetts. The Company anticipates closing the wait-service restaurant, the lease of which has already expired, on or before December 31, 2000. At that time it will seek to enter into a lease for alternative space for a full service restaurant in the Quincy Market/Faneuil Hall Marketplace. The Company believes, based upon communications with the landlord, that it will be able to successfully negotiate a new lease for a wait service restaurant in that location, although there can be no assurance that it will be able to do so.

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

          The Company, through a joint venture affiliate, plans to open additional Polcari's North End restaurants across the country. Such expansion will be dependent upon market opportunities and the Company's overall financial and management resources.

FRANCHISING

         In 1997, the Company formed Boston Restaurant Associates International, Inc. ("BRAII"), a wholly owned subsidiary, for the purpose of offering Pizzeria Regina franchise opportunities both domestically and internationally. BRAII has filed a Uniform Franchise Offering Circular and is actively seeking franchisees with operational experience.

         In January 1998, the Company entered into an international development agreement with Regina International, Ltd. ("Regina International") to pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East and the Pacific Rim. Terrance Smith, a director with experience in international franchising, has a controlling interest in Regina International, the international master franchisee under the development agreement. The agreement provides for payment of certain development fees and royalties to Regina International after certain events to the extent of positive cash flow. The agreement sets forth a development and operation schedule pursuant to which Regina International is obligated to meet milestones regarding certain minimum numbers of operational restaurants. Regina International has failed to meet the first such milestone, and the development agreement provides that as a result the Company may choose to redefine Regina International's exclusive franchise development territory to make such territory nonexclusive and limited to the area in which it has already sold franchises. (See "ITEM 7. FINANCIAL STATEMENTS - NOTE 8 TO CONSOLIDATED FINANCIAL STATEMENTS".)

         In December 1998, BRAII entered into a twenty-year joint venture development agreement with Italian Ventures, LLC, a Kentucky corporation ("Italian Ventures"), for the purpose of developing and introducing a new type of full service bistro-type restaurant in the Continental United
States. The joint venture entity, Regina Ventures, LLC ("Regina Ventures"), currently has one franchise territory and one Company restaurant site in Medina, Ohio under agreement. The Company has a 51% interest in Regina Ventures and Italian Ventures holds the remaining 49% interest. Richard Reeves and Terrance Smith, both of whom are Company directors, each have a 30% ownership interest in Italian Ventures. Under certain circumstances, Italian Ventures may put its 49% equity interest together with certain of its and its affiliates assets to the Company, and under certain circumstances the Company has a call on Italian Ventures' equity interest and the related assets. In both cases, the purchase price is based upon the earnings and net assets of Regina Ventures, and is payable in cash, Company stock or a combination of both at the discretion of the Company. As a result of certain issues which have arisen over the direction of the joint venture, the Company is currently in negotiations with Italian Ventures over the possible restructuring of the joint venture relationship. (See "ITEM 7. FINANCIAL STATEMENTS - NOTE 8 TO CONSOLIDATED FINANCIAL STATEMENTS".)

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

         The Company seeks sites for the Pizzeria Regina kiosk restaurants within high-traffic food courts or retail shopping malls located in metropolitan areas. It seeks sites for Pizzeria Regina wait-service restaurants in densely populated areas. A favorable Polcari's North End restaurant site will be located near high-volume, middle market traffic centers, such as retail and residential areas with populations of at least 100,000 persons within a five mile radius. For all types of restaurants, the Company also considers existing local competition and, to the extent such information is available, the sales of other comparably priced restaurants operating in the area.

RESTAURANT OPERATIONS

         The Company invests substantial time and effort in its training programs, which focus on all aspects of restaurant operations, including kitchen, bar and dining room operations, food quality and preparation, alcoholic beverage service, liquor liability avoidance, customer service and employee relations. The Company holds regular meetings of its managers to address new products, continuing training and other aspects of business management. Managers also attend periodic seminars, conducted by Company personnel and outside experts on a broad range of topics.

         New employees are trained by experienced employees who have demonstrated their ability to implement the Company's commitment to provide high quality food and attentive service. The Company has developed manuals regarding its policies and procedures for restaurant operations. Senior management regularly visits Company restaurants and meets with the respective management teams to ensure compliance with the Company's strategies and standards of quality in all aspects of restaurant operations and personnel development.

         The Company seeks to attract and retain high caliber restaurant managers by providing them with an appropriate balance of autonomy and direction. Annual performance objectives and budgets for each restaurant are jointly determined by restaurant managers and senior management. To provide incentives, the Company has implemented a cash bonus program tied to achievement of specified objectives.

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

         The Company believes centralized financial and management controls are fundamental to improving operating margins. These controls are maintained through the use of an automated data processing system and prescribed reporting procedures. Each restaurant has a point-of-sale system that captures restaurant operating information. The restaurants forward daily sales reports, vendor invoices, payroll information and other data to the Company's corporate headquarters. Company management utilizes this data to centrally monitor costs and sales mix and to prepare periodic financial management reports. This system is also used for budget analysis, planning and determination of menu composition. Restaurant managers perform daily inventories of key supplies. All other supplies are inventoried weekly at the Pizzeria Regina restaurants and are inventoried biweekly at the Polcari's North End restaurant. Cash is controlled through deposits of sale proceeds in local operating accounts following each restaurant shift with respect to the Pizzeria Regina locations and following each business day with respect to the Polcari's North End location. The balances in those accounts are wire transferred daily to the Company's principal operating account.

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

ADVERTISING AND MARKETING

         The Company's target market for the Pizzeria Regina restaurants is very broad, consisting of individuals and families who seek fast service and high value-to-price meals during the lunch period. The target markets for the Polcari's North End restaurant are adults and families who seek moderately priced Italian dinner entrees in a comfortable environment. The Company believes that its focus on premium quality, service and value is the most effective approach to attracting customers.

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

EMPLOYEES

         As of July 15, 1999, the Company had approximately 275 employees, of whom 12 were corporate and administrative personnel, 37 were field supervision or restaurant managers or management trainees, and the remainder were hourly restaurant personnel. Many of the Company's hourly employees work part-time. The Company believes that its relationship with its employees is good. None of the Company's employees are covered by a collective bargaining agreement.

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

         A significant portion of the Company's revenues at the Polcari's North End restaurant and the original Pizzeria Regina location in the North End is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants that serve alcohol to apply to both a state authority and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of the Company to obtain or retain liquor or food service licenses could have a material adverse affect on the particular restaurant's operations and the business of the Company generally.

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

YEAR 2000 READINESS DISCLOSURE

         Many currently installed computer systems and software are coded to accept only two digit entries in the date code fields. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         The Company has been assessing the potential impact of Year 2000 on the processing of date-sensitive information by the Company's automated information and point-of-sale systems and computerized information systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the

Company currently believes that most of its computer hardware and software systems are already Year 2000 compliant and that Year 2000 issues will not have a material adverse effect on the Company.

         The Company's Year 2000 initiative is being managed by an internal staff member and is designed to ensure that there are no adverse effects on the Company's ability to conduct business at the restaurant level and to process and support restaurant activity at the corporate level.

         Under its current Year 2000 plan, the Company has brought a number of its systems into Year 2000 compliance, subject to additional Year 2000 testing and responsive actions.

         As part of its Year 2000 initiative, the Company is also evaluating scenarios that may occur and developing contingency and business continuity plans tailored for Year 2000-related occurrences. The Company believes that the most reasonably likely, worst case scenario of failure by the Company would result from third parties' failure to adequately resolve Year 2000 issues, leading to a complete failure of its point-of-sale and ordering systems. This failure would require the Company to resort to "non-computerized" means to undertake such restaurant functions as placing customer orders, preparing customer checks, accounting of restaurant receipts, recording and ordering restaurant inventory and supplies, evaluating menu mix and analyzing other operating statistics. While the Company believes that it is equipped to operate in such a "non-computerized" mode, it could suffer lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature. As of April 25, 1999, the estimated remaining cost for Year 2000 compliance is $50,000 to $60,000.

         The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological advancements. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above.

RISK FACTORS

         In addition to the risks discussed elsewhere in this Form 10-KSB, investors should consider carefully the following risk factors in evaluating an investment in the Company.

RISKS RELATED TO PLANNED EXPANSION

         The Company's ability to open additional Company restaurants and grant franchises as planned will depend upon a number of factors, such as identifying satisfactory sites, negotiating satisfactory leases, securing requisite governmental permits and approvals, adequate supervision of construction, recruiting training management personnel, and attraction of qualified franchisees, some of which are beyond the control of the Company. The

Company cannot assure that it will be able to open any of its planned new restaurants within budget or on a timely basis, if at all, or that any of the new restaurants will operate profitably. If the Company is unable to expand as planned, it may reduce the Company's ability to increase profitability.

RISKS RELATED TO FRANCHISING

         The Company has limited experience in franchising domestic restaurants and franchising operations present numerous risks. The Company faces vigorous competition from other similar type restaurant chains in attracting and retaining suitable franchisees. A Franchisee's failure to maintain the Company's high standards could adversely affect customer attitude towards the Company's restaurants. Granting exclusive territory agreements may also limit future expansion opportunities for company owned stores. Franchise developers or franchisees may leave the franchise system at the end of the term of development or franchisee agreements or may attempt to terminate their agreements before the end of the term, thereby reducing royalty revenues. Further, while franchising permits the Company to increase the geographic coverage of its restaurant system without substantial investment capital, it also means the Company may not have direct operational control over the Company's franchise restaurants. The Company is also subject to regulation by the Federal Trade Commission and must comply with certain state laws that govern the offering, sale, and termination of franchises and the refusal to renew franchises.

RISKS RELATED TO JOINT VENTURE

         By engaging in a joint venture for the development of Polcari's franchises, the Company is subject to certain roll-up provisions and put call provisions pursuant to the development agreement between Italian Ventures and the Company. (See "ITEM 1. BUSINESS - FRANCHISING" and "ITEM 7. FINANCIAL STATEMENTS - NOTE 8 TO CONSOLIDATED FINANCIAL STATEMENTS.")

POSSIBLE NEED OF ADDITIONAL FUNDING

         The Company believes that its anticipated cash flow from operations, together with existing resources, will be sufficient to fund its working capital needs and expansion plans for at least the next 12 months. However, there can be no assurance that this will be the case. Changes in the Company's business or its business plan could affect its capital requirements. Moreover, there can be no assurance that the Company will have sufficient revenues after the end of that 12-month period to continue to fund its expansion plans and other operating requirements. In the event the Company requires additional financing, there can be no assurance that the Company would be able to obtain financing on favorable terms, if at all, and failure to do so could have a material adverse effect on the Company's business. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES.")

RISKS OF RESTAURANT INDUSTRY

         The Company's future performance will be subject to a number of factors that affect the restaurant industry generally, including (i) the highly competitive nature of the restaurant industry, (ii) general and local economic conditions, (iii) changes in tastes and eating and drinking habits, (iv) changes in tax laws that affect the deductibility of business related meals, (v) changes in food costs due to shortages, inflation or other causes, (vi) population and traffic patterns, (vii) demographic trends, (viii) general employment and wage and benefit levels in the restaurant industry, which may be affected by changes in federal and local minimum wage requirements or by federally or locally mandated health insurance, and (ix) the number of people willing to work at or near the minimum wage. (See "ITEM 1. BUSINESS - COMPETITION.")

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

CONTROL BY MANAGEMENT

         The Company's executive officers, directors and their affiliates and members of their immediate families control the vote of approximately 45.2% of the outstanding shares of the Common Stock.

GEOGRAPHIC CONCENTRATION

         A total of nine of the Company's twelve existing restaurants are located in Eastern Massachusetts. As a result, the Company's results of operations may be materially affected by changes in the Massachusetts economy. (See "ITEM 1. BUSINESS - GENERAL.")

VOLATILITY OF STOCK PRICE

         Compared to many other publicly traded companies, the Company is relatively small and has a relatively small average trading volume. Quarterly operating results of the Company or other restaurant companies, changes in general conditions in the economy, the restaurant industry, or the financial markets, or other developments affecting the Company, its competitors or the financial markets, could cause the market price of the Common Stock to fluctuate significantly. These broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the closing bid price of the Common Stock was less than $1.00 on twenty occasions in the thirty-day period ending July 15, 1999. Nasdaq SmallCap Market listing requirements include a minimum bid price of $1.

On at least two occasions in the past two fiscal years, the Company has found it necessary to take certain corrective actions in response to notifications from Nasdaq of potential delisting of the Company's securities. The Company cannot assure that it will be able to continue to meet these and other Nasdaq requirements. If the Company fails to maintain its Nasdaq listing, the Company's securities will likely be traded on the OTC Bulletin Board. As a result, the market value of the Common Stock could decline and stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's Common Stock. (See "ITEM
5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.")

ITEM 2.  DESCRIPTION OF PROPERTY

         All of the Company's existing restaurants are located in leased space, except for the North End Pizzeria Regina location, which is owned by the Company. All of the Company's leases provide for a minimum annual rent, and most call for additional rent based on sales volume at the particular location over a specified minimum level. Generally, these leases are net leases, which require the Company to pay the cost of insurance, taxes and a portion of the lessor's operating costs. Certain mall locations also require the Company to participate in upkeep of common areas and promotional activities.

         The following table sets forth certain information with respect to the Company's restaurant properties:

                                   APPROX. SQ.        LEASE
      LOCATION                         FT.        EXPIRATION DATE      TYPE (1)
      --------                     -----------    ---------------      --------
Auburn Mall                            924            1/ 31 /08       food court
Auburn, MA

North End                             4,300              N/A          wait service
Boston, MA (2)

Faneuil Hall Marketplace               750             12/31/00       food court
Boston, MA
(Upstairs)

Faneuil Hall Marketplace(3)           2,000            12/31/99       wait service
Boston, MA
(Downstairs)

Burlington Mall                       1,018            11/30/05       food court
Burlington, MA

Holyoke Mall                           749             1/31/09        food court-opening
Holyoke, MA                                                           early fall 1999

Independence Mall                      637             1/31/09        food court
Kingston, MA

South Shore Plaza                      700             8/31/06        food court
Braintree, MA

Solomon Pond Mall                     1,085            1/30/07        food court
Marlborough, MA

Oviedo Market Place                    714             4/01/08        food court
Oviedo, FL

Paramus Park                           696             7/31/09        food court
Paramus, NJ

Providence Place                       960            Fall 2009       food court-opening
Providence, RI                                                        early fall 1999

Regency Square                         605             11/03/04       food court
Richmond, VA

Saugus, MA                           11,000            11/30/12       Polcari's
                                                                      North End

(1) Pizzeria Regina Food court locations have no independent seating capacity. Seating is centralized in the common areas of the food courts. The North End and downstairs Faneuil Hall Marketplace Pizzeria Regina wait-service locations each seat approximately 75 customers, and the Saugus Polcari's North End location has a seating capacity of 400.

(2) Company-owned. This property is subject to a mortgage in favor of BankBoston. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES.") Includes approximately 1,000 square feet located in two adjacent condominiums owned by the Company which have not been built-out as of the date of this Report.

(3) The Company is currently in negotiations for a new wait service location within the marketplace. (See ITEM 1. DESCRIPTION OF BUSINESS - PIZZERIA REGINA RESTAURANTS.)

         The Company occupies approximately 3,200 square feet of executive office space at 999 Broadway, Saugus, Massachusetts 01906. The Company also leases approximately 5,000 square feet of warehouse space located in Somerville, Massachusetts under a lease expiring on July 31, 2001 (including all extension options that may be exercised by the Company in its discretion) and approximately 2,741 square feet for its commissary located in Charlestown, Massachusetts under a lease expiring on August 14, 2000.


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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded publicly on the Nasdaq SmallCap Market (Nasdaq symbol: "BRAI") and the Boston Stock Exchange (BSE symbol:
"BNR"). As of July 15, 1999, there were approximately 1,130 holders of record of the Company's Common Stock. On July 15, 1999, the last bid and asked price of the Company's Common Stock as reported on the Nasdaq Small-Cap Market were $.875 and $.9063 per share, respectively.

         The table below represents the quarterly high and low bid and asked prices for the Company's Common Stock for the Company's last two fiscal years, as reported on the Nasdaq SmallCap Market. The prices listed in this table reflect quotations without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.


                                                    HIGH BID       LOW BID         HIGH ASKED      LOW ASKED
Fiscal Year Ended April 25, 1999

     First Quarter........................            $2.19          $1.37           $2.19           $1.44
     Second Quarter.......................             1.50            .72            1.56            1.13
     Third Quarter........................             1.69            .63             .84             .72
     Fourth Quarter.......................             1.06            .94            1.13            1.00

Fiscal Year Ended April 26, 1998

     First Quarter........................            $1.31          $1.06           $1.43           $1.18
     Second Quarter.......................             2.18           1.18            2.31            1.28
     Third Quarter........................             1.62           1.25            1.87            1.37
     Fourth Quarter.......................             1.75           1.25            1.81            1.31


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following table sets forth for the fiscal periods indicated the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statements of operations:


                                                             FISCAL YEAR ENDED
                                                  ----------------------------------------
                                                  APRIL 25, 1999            APRIL 26, 1998
                                                  --------------            --------------
Income Statement Data:
Total Revenues                                         100%                      100.0%

Costs and expenses:
Cost of food, beverages and liquor                      20.9                      20.2
Other operating expenses                                58.4                      60.2
General and administrative                              13.7                      12.2
Depreciation and amortization                            4.5                       4.2
Pre-opening costs                                         .3                        .3


Total costs and expenses                                97.8                      97.1

Operating income                                         2.2                       2.9
Interest expense, net                                    2.0                       2.4
Other income, net                                                                 --
Minority interest                                        (.3)
Net income                                                .5                        .5


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 25, 1999 AND APRIL 26, 1998

RESTAURANT SALES

          Restaurant sales in fiscal 1999 were $12,154,000, compared to $11,255,000 in fiscal 1998. The increase in restaurant sales in the fiscal 1999 period, as compared to the fiscal 1998 period, was attributable to the opening of the new Auburn, Massachusetts Pizzeria Regina food court kiosk in May of 1998 and a full year of operations for three food court kiosks opened in fiscal 1998. Comparable sales for the restaurants open throughout both fiscal 1999 and 1998 increased by approximately 7.1%.

         Net sales at the Company's Pizzeria Regina restaurants increased to $9,136,000 in fiscal 1999 from $7,952,000 in fiscal 1998, principally due to the addition of sales from the new Pizzeria Regina food court kiosks and an increase in aggregate same store sales for existing Pizzeria Regina restaurants.

     Net sales at the Company's full service casual dining restaurants decreased to $3,005,000 in fiscal 1999 from $3,286,000 in fiscal 1998. The decrease was primarily attributable to closure of the Lexington Bel Canto Restaurant in December 1997, which was partially offset by increased sales at the Polcari's North End Restaurant.

FRANCHISE FEES

     During fiscal 1999, the Company recognized $20,000 in franchise fees related to the opening of a domestic Pizzeria Regina franchise controlled by a Company director.

COSTS AND EXPENSES

COST OF FOOD, BEVERAGES AND LIQUOR

         Cost of food, beverages and liquor as a percentage of net sales for all restaurants was 21% in fiscal 1999, compared to 20% in fiscal 1998.

         The cost of food, beverages, and liquor as a percentage of net sales at the Pizzeria Regina restaurants was 18% in fiscal 1999, compared to 16% in fiscal 1998. The cost of food, beverages, and liquor as a percentage of net sales increased at the Pizzeria Regina Restaurants, principally due to higher cheese costs and increased sales of gourmet pizzas, which have a higher selling price and higher food costs than traditional pizza.

         The cost of food, beverages and liquor as a percentage of net sales at the Company's full service casual dining restaurants increased to 31% in fiscal 1999 from 29% in fiscal 1998. The increase in cost of food, beverages and liquor as a percentage of net sales was principally due to the closure of the Bel Canto restaurant, which had lower food and beverage costs.

OTHER OPERATING EXPENSES

         PAYROLL EXPENSES. Payroll expenses were $3,457,000 (28% of total revenues) in fiscal 1999, compared to of $3,380,000 (30% of total revenues) in fiscal 1998.

         Payroll expenses at the Pizzeria Regina restaurants increased to $2,402,000 (26% of net sales) in fiscal 1999 from $2,167,000 (27% of net sales)
in fiscal 1998. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the new Auburn, Massachusetts Pizzeria Regina food court kiosk in May 1998 and a full year of operations for the three food court kiosks opened in fiscal 1998.

         Payroll expenses at the Company's full service casual dining restaurants decreased to $872,000 (29% of net sales) in fiscal 1999 from $1,056,000 (32% net sales) in fiscal 1998. The decrease in payroll expenses is primarily attributable to the closure of the Lexington Bel Canto restaurant in December of 1997. Payroll expenses at the

Company's Commissary were $183,000 for the fiscal 1999 period as compared to $157,000 in fiscal 1998 period. The increase is primarily due to the reclassification of the purchasing director's salary to the Commissary's payroll expense.

         OTHER OPERATING EXPENSES, EXCLUSIVE OF PAYROLL. Other operating expenses, exclusive of payroll were $3,658,000 (30% of total revenues) in fiscal 1999, compared to $3,401,000 (30% of total revenues) in fiscal 1998.

         Other operating expenses exclusive of payroll from the Pizzeria Regina restaurants increased to $2,675,000 (29% of net sales) in fiscal 1999 from $2,372,000 (30% of net sales) in fiscal 1998. The increase is primarily attributable to the opening of the new Auburn, Massachusetts Pizzeria Regina food court kiosk in May 1998 and a full year of operation for the three food court kiosks opened in fiscal 1998.

         Other operating expenses, exclusive of payroll from the Company's full service casual dining restaurants, decreased to $826,000 (27% of net sales) in fiscal 1999 from $972,000 (30% of net sales) in fiscal 1998. This decrease was primarily attributable to the closure of the Bel Canto restaurant in December of 1997. Other operating expenses also include commissary expenses, which were $53,000 in fiscal 1999 and $57,000 in fiscal 1998, respectively. In addition the Company realized other operating expenses of $104,000 in the current fiscal year, which included franchising costs and joint venture costs.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $1,664,000 (14% of total revenues) in fiscal 1999, compared to $1,377,000 (12% of total revenues) in fiscal 1998. The increase in general and administrative expenses in fiscal 1999 compared to fiscal 1998 was due principally to an increase in development costs, legal costs, and real estate site selection consulting fees.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expense was $545,000 (4% of total revenues) in fiscal 1999, as compared to $470,000 (4% of total revenues) in fiscal 1998. The increase in depreciation and amortization expense in fiscal 1999 compared to fiscal 1998 was attributable to the opening of the new Auburn, Massachusetts Pizzeria Regina food court kiosk in May 1998 and to a full year of operation for the three Pizzeria Regina food court kiosks opened in fiscal 1998.

PRE-OPENING COSTS

         Pre-opening costs were $42,000 in fiscal 1999 compared to $34,000 in fiscal 1998. Pre-opening costs for fiscal 1999 consisted primarily of costs associated with the new food court kiosk at the Independence Mall, Kingston, MA, which opened in June of

1999, and costs associated with Regina Ventures' Medina, Ohio Polcari's North End restaurant, which is scheduled for opening in fiscal 2000.

INTEREST EXPENSE AND INTEREST INCOME

         Interest expense increased to $314,000 in fiscal 1999, compared to $305,000 in fiscal 1998. This increase in interest expense is due to additional equipment leases associated with the new Pizzeria Regina food court kiosks.

         Interest income increased to $72,000 in fiscal 1999 as compared to interest income in fiscal 1998 of $25,000. The increase in interest income was attributable to the proceeds from the March 1998 rights offering.

LIQUIDITY AND CAPITAL RESOURCES

         At April 25, 1999 the Company had net working capital of $1,044,000 and cash equivalents of $1,863,000.

         During fiscal 1999, the Company had a net increase in cash and cash equivalents of $75,000 reflecting net cash provided by operating activities of $716,000, net cash used for investing activities of $486,000 and net cash used for financing activities of $155,000. Net cash provided by operating activities includes a decrease in accounts receivable of $15,000, an increase in deferred rent of $21,000 and an increase in accrued expenses of $161,000, partially offset by an increase in inventory of $3,000, an increase in prepaid expenses of $2,000, a reduction in accounts payable of $77,000 and an increase in other assets of $44,000. Net cash used for investing activities reflects costs associated with the opening of the new Auburn, MA Pizzeria Regina location and site expansion costs incurred to date. Net cash used for financing activities of $155,000 consists of net repayments of long-term debt, lease obligations and stockholder loans in the aggregate amount of $220,000, offset by Italian Ventures' minority interest contribution to Regina Ventures of $63,000 and proceeds from stock option exercises of $2,000.

         At April 25, 1999, the Company had current liabilities of $1,117,000, including $237,000 of accounts payable, $651,000 of accrued expenses and current maturities of long-term obligations in the amount of $229,000. At April 25, 1999, the Company had long-term obligations, less current maturities, in the amount of $2,417,000, including $363,000 due under its new credit facility with BankBoston, $117,000 of notes payable to a stockholder, $331,000 due under capital lease obligations, $1,500,000 of convertible subordinated debentures, and $107,000 of deferred rent. On November 23, 1998, the Company discharged its credit facility with Haymarket Bank and entered into a new two million dollar ($2,000,000) line of credit facility with BankBoston. As of April 25, 1999, the Company has accessed this line in the amount of $538,000.

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

YEAR 2000 READINESS DISCLOSURE

         Many currently installed computer systems and software are coded to accept only two digit entries in the date code fields. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, within the next year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

         The Company has been assessing the potential impact of Year 2000 on the processing of date-sensitive information by the Company's automated information and point-of-sale systems and computerized information systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes that most of its computer hardware and software systems are already Year 2000 compliant and that Year 2000 issues will not have a material adverse effect on the Company.

         The Company's Year 2000 initiative is being managed by an internal staff member and is designed to ensure that there are no adverse effects on the Company's ability to conduct business at the restaurant level and to process and support restaurant activity at the corporate level.

         Under its current Year 2000 plan, the Company has brought a number of its systems into Year 2000 compliance, subject to additional Year 2000 testing and responsive actions.

         As part of its Year 2000 initiative, the Company is also evaluating scenarios that may occur and developing contingency and business continuity plans tailored for Year 2000-related occurrences. The Company believes that the most reasonably likely, worst case scenario of failure by the Company would result from third parties failure to adequately resolve Year 2000 issues, leading to a complete failure of its point-of-sale and ordering systems. This failure would require the Company to resort to "non-computerized" means to undertake such restaurant functions as placing customer orders, preparing customer checks, accounting of restaurant receipts, recording and ordering restaurant inventory and supplies, evaluating menu mix and analyzing other operating statistics. While the Company believes that it is equipped to operate in such a "non-computerized" mode, it could suffer lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature. As of April 25, 1999, the estimated remaining costs for Year 2000 compliance is $50,000 to $60,000.

         The above information is based on the Company's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological advancements. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's resources, and the timing of the Company's expansion are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitations: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. (See "ITEM 1. BUSINESS - RISK FACTORS")

ITEM 7.  FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----

Boston Restaurant Associates, Inc. and Subsidiaries
Index to Financial Statements...........................      F-1
Report of Independent Certified Public Accountants.           F-2

Consolidated Financial Statements
     Balance Sheets.....................................      F-3 - F-4
     Statements of operations...........................      F-5
     Statements of stockholders' equity.................      F-6
     Statements of cash flows...........................      F-7
     Summary of accounting policies.....................      F-8 - F-12
     Notes to consolidated financial statements.........      F-13 - F-31



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF
         THE EXCHANGE ACT

         The information required by this Item 9 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1999 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1999 fiscal year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close if its 1999 fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 1999 fiscal year.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K


EXHIBIT                                                               REFERENCE
NUMBER                                                                NUMBER
------                                                                ------
3.01     Amended Certificate of Incorporation of the Registrant       Filed
                                                                      Herewith

3.02     Amended By-Laws of the Registrant                            A-3(b)*

4.01     Description of Stock (contained in the Amended               Filed
         Certificate of Incorporation of the Registrant, filed as     Herewith
         Exhibit 3.01).



EXHIBIT                                                               REFERENCE
NUMBER                                                                NUMBER
------                                                                ------

4.02     Form of Certificate evidencing shares of Common Stock        F-4(b)*

4.03     Stock Purchase Warrant issued to Corning Partners IV,        A-10(z)*
         L.P. on April 29, 1994

4.13     Guaranty  of Lease of  George R.  Chapdelaine  and John P.   0-4.01*
         Polcari,  Jr.  dated  March  17,  1998 in favor of  H.C.B.
         Corporation.

4.14     Guaranty of Lease of George R. Chapdelaine and John P.       0-4.02*
         Polcari, Jr. dated March 17, 1998 in favor of H.C.B.
         Corporation.

4.15     Guaranty of Lease of George R. Chapdelaine and John P.       0-4.03*
         Polcari Jr. dated March 17, 1998 in favor of H.C.B.
         Corporation

4.16     Form of Option granted to Mr.  Chapdelaine and Mr. Polcari   0-4.04*
         in consideration of their guaranties of Boston Restaurant
         Associates, Inc. obligations under the H.C.B. Corporation
         leases.

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



EXHIBIT                                                               REFERENCE
NUMBER                                                                NUMBER
------                                                                ------

10.06    Lease dated May 10, 1994 between Bellwether Properties of    G-10(q)*
         Massachusetts, L.P. and Ocean, Inc. regarding a Pizzeria
         Regina in the Burlington Mall, Burlington, Massachusetts

10.08    Form of 1994 Non-employee Director Stock Option Plan**       A-10(q)*

10.09    Form of 1994 Combination Stock Option Plan**                 A-10(r)*

10.10    Form of Indemnification Agreement with each of the           A-10(bb)*
         directors and certain officers of the Registrant**

10.11    Incentive Stock Option Plan**                                B-(10)h*

10.12    Non-employee Director Stock Option Plan**                    C-10(h)*

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

10.16    Lease dated June 30, 1995 between Berlin Properties          J-10.01*
         Limited Partnership and Ocean, Inc. regarding a Pizzeria
         Regina Location in Solomon Pond Mall, Berlin and
         Marlborough, Massachusetts

10.17    Lease dated July 7, 1997 between One Federal Street Joint    K-10.01*
         Venture and Pizzeria Regina of
         Virginia, Inc. regarding a Pizzeria Regina
         located in Regency Square Mall, Richmond , Virginia



EXHIBIT                                                               REFERENCE
NUMBER                                                                NUMBER
------                                                                ------

10.18    Lease dated December 10, 1997 between Rouse-Orlando, Inc.    L-10.01*
         and Pizzeria Regina of Florida, Inc. regarding a Pizzeria
         Regina location in the Oviedo Marketplace, Oviedo, Florida

10.19    International Development Agreement dated as of January      M-10.01*
         1, 1998 between Boston Restaurant Associates, Inc. and
         Regina International, Ltd.

10.20    Equipment Lease dated March 17, 1998 between H.C.B.          N-10.01*
         Corporation and Pizzeria Regina of Virginia, Inc.
         regarding certain equipment located in the Regency Square
         Mall, Richmond  Virginia

10.21    Equipment Lease dated March 17, 1998 between H.C.B.          O-10.01*
         Corporation and Pizzeria Regina of Florida, Inc.
         regarding certain equipment located in the Oviedo
         Marketplace, Oviedo, Florida.

10.22    Equipment Lease dated March 17, 1998 between H.C.B.          O-10.02*
         Corporation and Ocean, Inc. regarding certain equipment
         at a Pizzeria Regina location in the Auburn Mall, Auburn,
         Massachusetts.

10.23    Equipment Lease dated March 17, 1998 between H.C.B.          O-10.03*
         Corporation and Ocean, Inc. regarding certain equipment
         at a Pizzeria Regina location in the Regency Square Mall,
         Richmond, VA.

10.24    Form of Franchise Agreement dated as of January 22, 1999     P-10.24*
         between Boston Restaurant Associates, Inc. and Shining
         Sea, LLC.

10.25    Joint Venture Agreement dated as of December 23, 1998        P-10.25*
         between Boston Restaurant Associates, Inc. and Italian
         Ventures, LLC

21       Subsidiaries of the Registrant                               A-21*

23       Consent of BDO Seidman, LLP                                  Filed
                                                                      Herewith



EXHIBIT                                                               REFERENCE
NUMBER                                                                NUMBER
------                                                                ------

27       Financial Schedule                                           Filed
                                                                      Herewith

*        In accordance with Rule 12b-32 under the Securities
         Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

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

D Incorporated by reference to the Company's transition report on Form 10K for the seven months ended April 30, 1990. The number set forth herein is the number of the
         Exhibit in said transition report.

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



EXHIBIT                                                               REFERENCE
NUMBER                                                                NUMBER
------                                                                ------

J Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended April 27, 1997. The number set forth herein is the number of the Exhibit in said annual report.

K Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended July 26, 1997. The number set forth herein is the number of the
         Exhibit in said quarterly report.

L Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended October 26, 1997. The number set forth herein is the number of the
         Exhibit in said quarterly report.

M        Incorporated by reference to the Company's Form S-2
         Registration Statement dated February 26, 1998. The number set forth herein is the number of the Exhibit in said Registration Statement.

N Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended January 25, 1998. The number set forth herein is the number of the
         Exhibit in said quarterly report.

O Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended April 26, 1998. The number set forth herein is the number of the Exhibit in said annual report.

P Incorporated by reference to the Company's quarterly report on Form 10-QSB for period ending January 24, 1999. The number set forth herein is the number of the
         Exhibit in said quarterly report.


(a)   REPORTS ON FORM 8-K

1. Boston Restaurant Associates, Inc. filed a report on Form 8-K dated 25 January 1999 reporting third quarter sales results for Polcari's restaurant.

2. Boston Restaurant Associates, Inc. filed a report on Form 8-K dated 27 January 1999 reporting the Board of Directors' authorization to purchase 500,000 shares of common stock over the next twenty-four months.

SIGNATURES

         In accordance with section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BOSTON RESTAURANT ASSOCIATES, INC.

Date:    21 July, 1999                  By:  /S/GEORGE R. CHAPDELAINE
                                            ----------------------------------
                                              George R. Chapdelaine, President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                                    DATE
----------                                                    ----

/S/GEORGE R. CHAPDELAINE                                    21 July, 1999
------------------------------------------
George R. Chapdelaine, Chief
Executive Officer, President and
Director (principal executive officer)

/S/ FRAN V. ROSS                                            21 July, 1999
------------------------------------------
Fran V. Ross, Chief Financial Officer
(principal financial and accounting officer)

/S/JOSEPH J. CARUSO                                         21 July, 1999
------------------------------------------
Joseph J. Caruso, Director

/S/ROGER LIPTON                                             21 July, 1999
------------------------------------------
Roger Lipton, Director

/S/KATHLEEN MASON                                           21 July, 1999
-----------------
Kathleen Mason, Director

/S/JOHN P. POLCARI, JR.                                     21 July, 1999
------------------------------------------
John P. Polcari, Jr., Director

/S/RICHARD J. REEVES                                        21 July, 1999
-------------------------------------------
Richard J. Reeves, Director

LUCILLE SALHANY                                             21 July, 1999
-------------------------------------------
Lucille Salhany, Director

/S/TERRANCE A. SMITH                                        21 July, 1999
-------------------------------------------
Terrance A. Smith, Director

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                                        CONTENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-2

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance sheets                                           F-3 to F-4

    Statements of income                                         F-5

    Statements of stockholders' equity                           F-6

    Statements of cash flows                                     F-7

    Summary of accounting policies                           F-8 to F-12

    Notes to consolidated financial statements              F-13 to F-31


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Boston Restaurant Associates, Inc.


We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 25, 1999 and April 26, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 25, 1999 and April 26, 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                /s/ BDO Seidman, LLP
                                                 -------------------
                                                    BDO Seidman, LLP



Boston, Massachusetts
June 18, 1999

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                         APRIL 25,     April 26,
                                                           1999           1998
--------------------------------------------------------------------------------
ASSETS (Note 4)

CURRENT:
   Cash and cash equivalents                             $1,863,299   $1,788,361
   Accounts receivable                                       32,121       46,958
   Inventories (Note 1)                                     214,657      212,071
   Prepaid expenses and other                                51,085       49,152
--------------------------------------------------------------------------------
     Total current assets                                 2,161,162    2,096,542
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (Note 8):
   Building                                                 512,500      512,500
   Leasehold improvements                                 3,220,587    2,977,315
   Equipment, furniture and fixtures                      2,290,488    1,974,473
--------------------------------------------------------------------------------
                                                          6,023,575    5,464,288

   Less accumulated depreciation and amortization         2,567,084    2,119,015
--------------------------------------------------------------------------------
     Net property and equipment                           3,456,491    3,345,273
--------------------------------------------------------------------------------
OTHER ASSETS (Note 2)                                     1,270,041    1,323,160
--------------------------------------------------------------------------------
                                                         $6,887,694   $6,764,975
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


         SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                     (CONTINUED)

                                                                                     APRIL 25,           April 26,
                                                                                       1999                1998
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $     236,770       $    314,124
   Accrued expenses (Note 3)                                                           651,089            490,525
   Current maturities (Notes 4, 5, and 8):
     Long-term debt                                                                    122,076            200,000
     Notes payable - stockholder                                                         4,740              4,495
     Obligations under capital leases                                                  102,200             74,206
-------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                     1,116,875          1,083,350

LONG-TERM OBLIGATIONS:
   Long-term debt, less current maturities (Note 4)                                    362,925            425,000
   Notes payable - stockholder, less current maturities (Note 5)                       116,569            121,336
   Obligations under capital leases, less current maturities (Note 8)                  331,403            361,548
   Deferred rent (Note 8)                                                              106,513             85,662
   Subordinated debentures (Note 6)                                                  1,500,000          1,500,000
-------------------------------------------------------------------------------------------------------------------

       Total liabilities                                                             3,534,285          3,576,896
-------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                            29,009                  -
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Notes 6, 9, 10, and 12):
   Preferred stock, $.01 par value, 10,000,000 shares authorized
     in 1999; none issued                                                                    -                  -
   Common stock, $.01 par value, 25,000,000 shares authorized;
     shares issued 7,060,170 and 7,021,970                                              70,602             70,220
   Additional paid-in capital                                                       10,922,636         10,846,333
   Accumulated deficit                                                              (7,668,838)        (7,728,474)
-------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                    3,324,400          3,188,079
-------------------------------------------------------------------------------------------------------------------
                                                                                 $   6,887,694       $  6,764,975
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

         SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME


                                                            APRIL 25,      April 26,
YEARS ENDED                                                   1999            1998
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
REVENUES:
   Restaurant sales                                       $ 12,153,934    $ 11,255,049
   Franchise fees (Note 8)                                      20,000            --
-----------------------------------------------------------------------------------------

     Total revenues                                         12,173,934      11,255,049
-----------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of food, beverages and liquor                        2,546,026       2,267,331
   Other operating expenses                                  7,114,457       6,780,778
   General and administrative                                1,663,649       1,377,464
   Depreciation and amortization                               545,092         469,559
   Pre-opening costs                                            42,197          33,787
-----------------------------------------------------------------------------------------
     Total costs and expenses                               11,911,421      10,928,919
-----------------------------------------------------------------------------------------

OPERATING INCOME                                               262,513         326,130

INTEREST EXPENSE, net of interest income of $72,013 and
  $25,215 in 1999 and 1998, respectively                      (241,973)       (279,645)

OTHER INCOME, net                                                4,963           6,395
-----------------------------------------------------------------------------------------

   Income before minority interest                              25,503          52,880

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY                     34,133            --
-----------------------------------------------------------------------------------------

NET INCOME                                                $     59,636    $     52,880
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK (Note 11):
   Basic                                                  $       0.01    $       0.01
   Diluted                                                $       0.01    $       0.01



         SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Common Stock              Additional                          Total
YEARS ENDED APRIL 25, 1999 AND                   $.01 Par Value               Paid-In      Accumulated      Stockholders'
                                            --------------------------
APRIL 26, 1998                                  Shares        Amount          Capital        Deficit           Equity
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
BALANCE, April 27, 1997                      5,015,693       $ 50,157      $ 9,043,199    $(7,781,354)      $1,312,002

   Proceeds from sale of common stock,
     net of expenses of $250,240 (Note 12)   2,006,277         20,063        1,735,974              -        1,756,037

   Issuance of options and warrants in
     exchange for services (Note 10)                 -              -           67,160              -           67,160

   Net income for the year                           -              -                -         52,880           52,880
--------------------------------------------------------------------------------------------------------------------------

BALANCE, April 26, 1998                      7,021,970         70,220       10,846,333     (7,728,474)       3,188,079

   Exercise of employee stock options            2,200             22            2,178              -            2,200

   Issuance of common stock in exchange
     for services (Note 10)                     36,000            360           17,816              -           18,176

   Issuance of options in exchange
     for services (Note 10)                          -              -           56,309              -           56,309

   Net income for the year                           -              -                -         59,636           59,636
--------------------------------------------------------------------------------------------------------------------------

BALANCE, April 25, 1999                      7,060,170       $ 70,602      $10,922,636    $(7,668,838)      $3,324,400
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

         SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 10)


                                                                                     APRIL 25,                April 26,
YEARS ENDED                                                                            1999                     1998
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  59,636              $   52,880
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     545,092                 469,559
     Options granted in exchange for services                                           56,309                  37,704
     Common stock issued in exchange for services                                       18,176                       -
     Minority interest in net loss of subsidiary                                       (34,133)                      -
     Changes in operating assets and liabilities:
       Accounts receivable                                                              14,837                  22,771
       Inventories                                                                      (2,586)                 (2,776)
       Prepaid expenses and other                                                       (1,933)                (21,620)
       Other assets                                                                    (43,901)               (113,787)
       Accounts payable                                                                (77,354)                (68,170)
       Accrued expenses                                                                160,564                (137,752)
       Deferred rent                                                                    20,851                  18,638
-----------------------------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                                     715,558                 257,447
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (485,960)               (796,716)
   Purchase of lease acquisition rights                                                      -                (290,700)
   Proceeds from sales of fixed assets                                                       -                  22,908
-----------------------------------------------------------------------------------------------------------------------

         Net cash used for investing activities                                       (485,960)             (1,064,508)
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                            538,472                       -
   Repayments of long-term debt                                                       (678,471)               (200,000)
   Repayments of capital lease obligations                                             (75,481)                (36,711)
   Repayments of stockholder loans                                                      (4,522)                 (4,240)
   Minority interest investment in subsidiary                                           63,142                       -
   Proceeds from exercise of stock options                                               2,200                       -
   Net proceeds from sale of common stock                                                    -               1,756,037
   Proceeds from issuance of subordinated debentures                                         -                 381,250
   Debt issuance costs                                                                       -                 (26,968)
-----------------------------------------------------------------------------------------------------------------------

         Net cash provided by (used for) financing activities                         (154,660)              1,869,368
-----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               74,938               1,062,307

CASH AND CASH EQUIVALENTS, beginning of year                                         1,788,361                 726,054
-----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                              $1,863,299              $1,788,361
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


         SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NATURE OF BUSINESS           The Company is engaged in the restaurant business.
AND BASIS OF                 As of April 25, 1999, the Company operated ten
PRESENTATION                 pizza restaurants and one casual Italian dining
                             restaurant. As of April 26, 1998, the Company operated nine pizza restaurants and one casual
                             Italian dining restaurant.

                             The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


FISCAL YEAR                  The Company's fiscal year ends on the last Sunday
                             in April. Fiscal years 1999 and 1998 both included
                             52 weeks.


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


RECLASSIFICATIONS            Certain reclassifications have been made to the
                             1998 financial statements to conform to the 1999 presentation.


CASH EQUIVALENTS             For purposes of the statements of cash flows, the
                             Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents were approximately $1,415,000 and
                             $1,646,000 at April 25, 1999 and April 26, 1998,
                             respectively.


FINANCIAL INSTRUMENTS        The estimated fair values of the Company's
                             financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and certain long-term obligations, approximate their carrying values based on their maturity dates and prevailing market interest rates.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INVENTORIES                  Inventories are valued at the lower of cost
                             (first-in, first-out) or market.


PROPERTY AND                 Property and equipment are stated at cost.
EQUIPMENT                    Depreciation is computed using accelerated and
                             straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the length of the related lease, including anticipated renewal periods, whichever is shorter.

OTHER ASSETS

GOODWILL Goodwill resulting from the excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years.

DEFERRED FINANCING           Costs incurred in connection with obtaining
COSTS                        financing are amortized over the terms of the
                             related debt.

LEASE ACQUISITION            Costs incurred in connection with the purchase of a
RIGHTS                       lease are being amortized over the term of the
                             lease.


REVENUE RECOGNITION

RESTAURANT SALES             Substantially all restaurant sales represent retail
                             sales to the general public through Company-owned restaurants. Such amounts are recognized as revenue at the point of sale.

FRANCHISE FEES               Franchise fees resulting from the sale of
                             individual franchise locations are recognized as revenue upon the commencement of franchise operations. Revenues from the sale of area development rights are recognized proportionately as the franchised restaurants subject to the area development agreements commence operations.
                             Franchise royalties, which are based on a percentage of franchised restaurants' sales, are recognized as earned.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ADVERTISING COSTS            Advertising costs are expensed when incurred.
                             Advertising expense amounted to approximately
                             $203,000 in 1999 and $118,000 in 1998.


PRE-OPENING COSTS            All nonrecurring costs, such as recruiting,
                             training and other initial direct administrative expenses associated with the opening of new restaurant locations are expensed as incurred.


TAXES ON INCOME              The Company accounts for income taxes under the
                             asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No.
                             109"), "Accounting for Income Taxes." Under SFAS
                             No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in income in the period that includes the enactment date of the tax rate change.

STOCK OPTIONS                The Company follows the provisions of Statement of
                             Accounting Standards No. 123, "Accounting for
                             Stock-Based Compensation." The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on earnings and earnings per share of common stock on a pro forma basis.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NET INCOME PER SHARE         The Company follows Statement of Financial
OF COMMON STOCK              Accounting Standards No. 128 ("SFAS No. 128"),
                             "Earnings per Share." Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.


LONG-LIVED ASSETS            The Company evaluates its long-lived assets under
                             the provisions of Statement of Financial Accounting
                             Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

                             The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NEW ACCOUNTING               In June 1998, the Financial Accounting Standards
STANDARD                     Board issued SFAS No. 133, "Accounting for
                             Derivative Instruments and Hedging Activities"
                             ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                             Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1.     INVENTORIES                    Inventories consist of the following:


                                                                                              APRIL 25,          April 26,
                                                                                                1999               1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Food, beverages and liquor                           $   105,643         $   102,943
                                      Paper goods and supplies                                 109,014             109,128
                                      --------------------------------------------------------------------------------------

                                      Total                                                $   214,657         $   212,071
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


2. OTHER ASSETS                       Other assets consist of the following:


                                                                                              APRIL 25,          April 26,
                                                                                                1999               1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Goodwill                                           $     765,133       $     765,133
                                      Lease acquisition rights                                 290,700             290,700
                                      Deferred financing costs                                 288,775             268,524
                                      Deposits and other                                       243,848             213,646
                                      --------------------------------------------------------------------------------------

                                                                                             1,588,456           1,538,003

                                      Less accumulated amortization                            318,415             214,843
                                      --------------------------------------------------------------------------------------

                                      Other assets, net                                  $   1,270,041       $   1,323,160
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

3. ACCRUED EXPENSES                   Accrued expenses consist of the following:


                                                                                              APRIL 25,          April 26,
                                                                                                1999               1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Compensation                                         $   222,464         $   160,315
                                      Interest                                                 168,207             127,412
                                      Taxes other than income taxes                             44,944              71,073
                                      Professional fees                                         87,176              64,000
                                      Gift certificates                                         51,207              36,465
                                      Accrued rent                                              24,114              22,209
                                      Other                                                     52,977               9,051
                                      --------------------------------------------------------------------------------------

                                      Total                                                $   651,089         $   490,525
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


4.     REVOLVING CREDIT
       FACILITY AND
       LONG-TERM DEBT

                             In November 1998, the Company obtained a $2,000,000 revolving credit facility with a bank which expires on October 1, 1999. At the Company's option, borrowings used to repay existing bank debt or to finance construction of new restaurant locations may be in the form of a term loan, payable over a four year period with variable interest rate options. Borrowings used to fund short-term working capital needs bear interest at the bank's base lending rate plus 1%. Such borrowings plus accrued interest are due in full within 30 days of issuance. The Revolving Credit Facility Agreement requires compliance with various covenants including leverage ratio, debt service ratio, certain earnings ratios, and maximum capital expenditures. Outstanding borrowings against this credit facility amounted to $485,001 at April 25, 1999 and consisted of term notes payable. All borrowings under the revolving credit facility are collateralized by substantially all of the Company's assets.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

4.     REVOLVING CREDIT
       FACILITY AND
       LONG-TERM DEBT
       (Continued)

       LONG-TERM DEBT                 Long-term debt consists of the following:


                                                                                              APRIL 25,          April 26,
                                                                                                1999               1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Notes payable to a bank bearing interest at 7.84%,
                                       representing borrowings against the Company's
                                       revolving credit facility, payable in aggregate
                                       monthly installments of $12,984 through November 2002.   $485,001           $      -

                                      Note payable to a bank, interest at prime plus 2%,
                                       repaid in full during fiscal 1999.                              -           $300,000

                                      Note payable to a bank, interest at 12.0%, repaid
                                       in full during fiscal 1999.                                     -           $325,000
                                      -------------------------------------------------------------------------------------

                                      Total                                                     485,001             625,000

                                      Less current maturities                                   122,076             200,000
                                      -------------------------------------------------------------------------------------

                                      Long-term debt                                           $362,925            $425,000
                                      -------------------------------------------------------------------------------------
                                      -------------------------------------------------------------------------------------


                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

4.     REVOLVING CREDIT
       FACILITY AND
       LONG-TERM DEBT
       (Continued)

       LONG-TERM DEBT                 Maturities of long-term debt are as
       (Continued)                    follows:


                                      FISCAL YEAR ENDING                                                          Amount
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      2000                                                                     $122,076
                                      2001                                                                      131,998
                                      2002                                                                      142,727
                                      2003                                                                       88,200
                                      --------------------------------------------------------------------------------------

                                      Total                                                                    $485,001
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------



5.     NOTES PAYABLE -                Notes payable - stockholder consists of
       STOCKHOLDER                    two notes, with interest at 7.18% and 8%,
                                      payable in aggregate monthly installments of principal and interest of $810, maturing January, 2017. Maturities of notes payable - stockholder are as follows:


                                      FISCAL YEAR ENDING                                                          Amount
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      2000                                                                     $  4,740
                                      2001                                                                        4,996
                                      2002                                                                        5,274
                                      2003                                                                        5,567
                                      2004                                                                        5,820
                                      Thereafter                                                                 94,912
                                      --------------------------------------------------------------------------------------

                                      Total                                                                    $121,309
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

6.     SUBORDINATED                   Subordinated debentures outstanding at
       DEBENTURES                     April 25, 1999 and April 26, 1998 consist
                                      of convertible debentures bearing interest at variable rates of 8% through December
                                      31, 1997, 10% through December 31, 1998,
                                      12% through December 31, 1999 and 14%
                                      through December 31, 2011, payable
                                      semi-annually and convertible into the
                                      Company's common stock at a conversion
                                      rate of $1.25 per share. The Company has recorded interest costs related to these debentures at a straight-lined rate of 13.2%. The convertible debentures are convertible at the option of the holder, at any time, and automatically convert into shares of common stock at the conversion rate if the average bid price of the Company's common stock for any sixty consecutive trading days is equal to or greater than $3.00. The debentures are due on December 31, 2011.


7.     TAXES ON INCOME                At April 25, 1999, the Company has the
                                      following net operating loss
                                      carryforwards, subject to review by the
                                      Internal Revenue Service, available to
                                      offset future federal taxable income:


                                                                                                               Expiration
                                                                                               Amount             Dates
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Net operating losses purchased in a 1994
                                       acquisition, whose use is limited.                    $2,908,000          2004-2009

                                      Net operating losses incurred before and
                                       after acquisition and available for
                                       immediate offset against taxable
                                       income.                                               $4,422,000          2000-2013


                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

7.     TAXES ON INCOME                Deferred tax assets are comprised of the
       (Continued)                    following:


                                                                                              APRIL 25,          April 26,
                                                                                                1999               1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Deferred tax assets:
                                         Net operating loss carryforwards               $ 2,932,000      $ 3,212,000
                                         Depreciation                                       374,000          452,000
                                         Valuation allowance                             (3,306,000)      (3,664,000)
                                      --------------------------------------------------------------------------------------

                                           Net deferred tax assets                      $         -      $         -
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


                                      The Company has provided a valuation
                                      allowance equal to 100% of its total
                                      deferred tax assets in recognition of the uncertainty regarding the ultimate amount of the deferred tax assets that will be realized.

                                      A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income before taxes on income is as follows:


                                                                                              APRIL 25,          April 26,
                                      YEARS ENDED                                               1999               1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Statutory rate                                           34.0%               34.0%

                                      Utilization of net operating loss carryforward
                                      generating no current or deferred tax effect.            (34.0)                 -

                                      Operating income offset by current tax loss
                                      generating no current or deferred tax effect.                -              (34.0)
                                      --------------------------------------------------------------------------------------

                                      Effective tax rate                                           -  %               -  %
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

8.     COMMITMENTS AND
       CONTINGENCIES

       LEASES The Company is obligated under noncancellable operating leases for its leased restaurant locations, office, commissary and warehouse space. Lease terms range from five to twenty years and, in certain instances, include options to extend the original terms. Generally, the Company is required to pay its proportionate share of real estate taxes, insurance, common area and other operating costs in addition to annual base rent. Substantially all restaurant leases provide for contingent rent based on sales in excess of specified amounts. The Company also leases equipment under capital leases.

                                      The following is an analysis of equipment held under capital leases, included in property and equipment in the accompanying consolidated balance sheets:


                                                                                              APRIL 25,          April 26,
                                      YEARS ENDED                                               1999               1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Equipment                                            $566,095         $492,765

                                      Less: accumulated amortization                         94,021           65,868
                                      --------------------------------------------------------------------------------------

                                      Net leased property under capital leases             $472,074         $426,897
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

8.     COMMITMENTS AND
       CONTINGENCIES
       (Continued)

       LEASES Aggregate minimum rental requirements under capital leases and operating leases as of April 25, 1999, are approximately as follows:


                                                                                           Capital              Operating
                                      FISCAL YEAR ENDING                                   Leases                Leases
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      2000                                               $149,782           $ 2,041,000
                                      2001                                                149,782             1,987,000
                                      2002                                                128,102             1,961,000
                                      2003                                                107,241             1,881,000
                                      2004                                                      -             1,795,000
                                      Thereafter                                                -             6,997,000
                                      --------------------------------------------------------------------------------------
                                      Total minimum lease payments                        534,907           $16,662,000
                                                                                                            -----------
                                                                                                            -----------
                                      Amount representing interest                        101,304
                                      --------------------------------------------------------------

                                      Present value of net minimum
                                        lease payments                                    433,603

                                      Less current maturities                             102,200
                                      --------------------------------------------------------------

                                      Long-term maturities                               $331,403
                                      --------------------------------------------------------------
                                      --------------------------------------------------------------


                                      Deferred rent liabilities of $106,513 and $85,662 as of April 25, 1999 and April 26, 1998, respectively, were recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

                                      Rent expense under all operating leases
                                      amounted to approximately $1,668,000 and
                                      $1,499,000 during fiscal 1999 and 1998,
                                      respectively, which included contingent
                                      rent of approximately $34,000 and $17,000, respectively.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

8.     COMMITMENTS AND
       CONTINGENCIES
       (Continued)

       LEASE GUARANTEES               In connection with the sale of a
                                      restaurant to a non-affiliated
                                      third-party, the Company is a guarantor of certain lease payments required under a lease assumed by the buyer which expires in fiscal 2001. At April 25, 1999, the
                                      Company is contingently liable for
                                      approximately $335,000 under the guaranty.
                                      The Company's management believes that the buyer of the location will be able to perform under the terms of the lease and that no payments will be required and no losses will be incurred by the Company under the guaranty.

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

       CONSTRUCTION OF NEW            At April 25, 1999, the Company had
       RESTAURANT FACILITIES          commitments amounting to approximately
                                      $849,000 to fund the construction of three
                                      Pizzeria Regina restaurants, which are
                                      expected to open in fiscal 2000.

       FRANCHISING                    In December 1997, the Company formed
                                      Boston Restaurant Associates
                                      International, Inc. ("BRAII"), a wholly
                                      owned subsidiary, for the purpose of
                                      offering Pizzeria Regina franchise
                                      opportunities both domestically and
                                      internationally. During fiscal 1999, the
                                      Company recognized $20,000 in franchise
                                      fee revenues related to the opening of a domestic Pizzeria Regina franchise controlled by a Company director.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


8.     COMMITMENTS AND
       CONTINGENCIES
       (Continued)

       INTERNATIONAL                  In January 1998, the Company entered into
       DEVELOPMENT                    an International Development Agreement
       AGREEMENT                      ("Development Agreement") with
                                      Regina International, Ltd ("Regina
                                      International"), a  corporation
                                      controlled by a Company director, to
                                      pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East and the Pacific Rim.

                                      The Development Agreement, which is for an initial term of five and a half years, requires the Company to pay a monthly development fee of $7,000 beginning the month after the first territory fee has been received and continuing for sixty months, provided the Development Agreement has not been earlier terminated. The Development Agreement provides that either party may re-negotiate the agreement pursuant to a written notice prior to the end of the initial term. If the parties are unable to re-negotiate this agreement on mutually satisfactory terms, the Company and Regina International have the right to cause the Company to pay Regina International a one-time buy-out fee equal to the aggregate gross revenues of BRAII for the 5 years immediately preceding the buy-out or such shorter period, if 5 years have not elapsed less certain international expenses, as defined.

                                      The Company is also required to pay Regina
                                      International during the term of the
                                      agreement a royalty equal to 40% of the
                                      gross revenues of BRAII less international expenses. The royalty payment is subject to reduction, if certain levels of international expenses in relation to revenues are not achieved by BRAII. As of April 25, 1999, no development fees or royalties have been earned.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

8.     COMMITMENTS AND
       CONTINGENCIES
       (Continued)

       JOINT VENTURE AND              In December 1998, the Company formed a
       DEVELOPMENT                    joint venture with Italian Ventures, LLC
       AGREEMENT                      ("Italian Ventures"), a Kentucky
                                      corporation controlled by two Company
                                      directors and entered into a Development
                                      Agreement (the "Agreement") for the
                                      purpose of developing domestic casual
                                      Italian dining restaurants. The Company
                                      has a 51% equity interest in the joint
                                      venture entity, Regina Ventures, LLC
                                      ("Regina Ventures").

                                      The Agreement, which has an initial term of 20 years, provides for a "Put Option", which may be exercised by Italian Ventures and a "Call Option", which may be exercised by the Company. After the first 60 months of the Agreement, Italian Ventures may exercise its Put Option and cause the Company to purchase its 49% equity interest in Regina Ventures plus the assets (excluding cash, cash equivalents and accounts receivable) of Italian Ventures and its affiliates used in any Regina Ventures restaurants developed under the Agreement (the "Italian Ventures Equity Interest"). After the first 36 months of the Agreement, the Company may exercise its Call Option and thereby elect to purchase the Italian Ventures Equity Interest. Under certain limited circumstances, as defined in the Agreement, the Put and Call Options may be exercised prior to the respective initial 36 and 60 months of the Agreement. If neither the Put nor the Call Option is exercised and, at the end of the initial term, the Company and Italian Ventures do not agree to extend the Agreement, the Company shall purchase the Italian Ventures Equity Interest. In all scenarios, the purchase price for the Italian Ventures Equity Interest shall be based on the earnings and net assets of Regina Ventures, as defined in the Agreement, and payable in cash, Company common stock, or a combination of both, at the discretion of the Company.

                                      During fiscal 1999, one franchise
                                      territory and one Company restaurant site were established under the Agreement. No franchise revenues were recognized during fiscal 1999, as both locations are expected to commence operations during fiscal 2000.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


9.     STOCKHOLDERS'
       EQUITY

       PREFERRED STOCK                In September 1998, the Company's
                                      shareholders authorized the Company to
                                      issue up to 10,000,000 shares of
                                      preferred stock, $.01 par value per
                                      share. The preferred stock may be issued in one or more series. The terms of the issuances will be determined by the Board of Directors on the dates of the issuances and may include provisions for voting rights, preferences, conversion and redemption rights and other limitations or restrictions.

       STOCK OPTIONS                  In July 1994, the Company's stockholders
       AND WARRANTS                   approved the 1994 Combination Stock
                                      Option Plan (the "1994 Combination
                                      Plan") and the 1994 Non-Employee
                                      Director Stock Option Plan (the "1994
                                      Director Plan").

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

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

9.     STOCKHOLDERS'
       EQUITY
       (Continued)

       STOCK OPTIONS                  Incentive stock options may be granted to
       AND WARRANTS                   holders of more than 10% of the Company's
       (Continued)                    common stock at an exercise price of at
                                      least 110% of the fair market value of the Company's common stock at the grant date.
                                      The terms of the options granted are to
                                      be determined by the Committee, but
                                      in no event shall the term of any
                                      incentive stock option extend beyond
                                      three months after the time a
                                      participant ceases to be an employee of
                                      the Company. No options may be exercised more than five years after the date of the grant for 10% stockholders, or ten years after the date of grant for all other participants. A total of 500,000 shares of common stock have been reserved for issuance under the 1994 Combination
                                      Plan.

                                      The 1994 Director Plan, as amended,
                                      provides for the granting to each eligible non-employee director of the Company options to purchase shares of the Company's common stock. Options granted under the 1994 Director Plan become exercisable over a ten year period at an exercise price equal to the fair market value of the Company's common stock at the grant date and expire ten years from the grant date. A total of 500,000 shares have been reserved for issuance under the 1994 Director Plan.

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

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

9.     STOCKHOLDERS'
       EQUITY
       (Continued)

       STOCK OPTIONS                  Changes in options outstanding under the
       AND WARRANTS                   1994 Plans, options issued in connection
       (Continued)                    with the guarantees of certain leases and
                                      debt by the Company's President and
                                      Treasurer, and options issued under
                                      prior plans which have expired are
                                      summarized as follows:


                                                                                                                Weighted-
                                                                                                                 Average
                                                                                                                Exercise
                                                                                          Shares                  Price
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      BALANCE, April 27, 1997                              753,600                 $ 1.01
                                         Granted                                           237,846                   1.34
                                         Cancelled or expired                               (3,500)                  4.38
                                      --------------------------------------------------------------------------------------

                                      BALANCE, April 26, 1998                              987,946                   1.08
                                         Granted                                           145,000                   1.13
                                         Exercised                                          (2,200)                  1.00
                                      --------------------------------------------------------------------------------------

                                      BALANCE, April 25, 1999                            1,130,746                 $ 1.08
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------



                                      As of April 25, 1999, options for 902,846 shares were exercisable at prices ranging from $0.88 to $2.38. As of April 26, 1998, options for 660,800 shares were
                                      exercisable at prices ranging from $0.88 to $2.38.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


9.     STOCKHOLDERS'
       EQUITY
       (Continued)

       STOCK OPTIONS                  The following table summarizes stock
       AND WARRANTS                   options outstanding at April 25, 1999:
       (Continued)


                                                                                 OPTIONS OUTSTANDING
                                                                      ------------------------------------------------------
                                                                                              Weighted-
                                                                          Number               Average          Weighted-
                                                   Range of           Outstanding at          Remaining          Average
                                                   Exercise              April 25,           Contractual        Exercise
                                                    Prices                 1999             Life (years)          Price
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                                    $ 2.38                    5,000            6.3                 $ 2.38
                                                      1.88                   42,000            6.9                   1.88
                                                 1.24 -   1.56              183,346            4.9                   1.32
                                                 0.88 -   1.17              900,400            4.1                    .98
                                      --------------------------------------------------------------------------------------

                                               $ 0.88-   $2.38            1,130,746            4.3                 $ 1.08
                                      --------------------------------------------------------------------------------------



                                                                                       OPTIONS EXERCISABLE
                                                                              ----------------------------------------------
                                                                                                                Weighted-
                                                   Range of                         Number                       Average
                                                   Exercise                     Exercisable at                  Exercise
                                                    Prices                      April 25, 1999                    Price
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                                    $ 2.38                              3,000                      $ 2.38
                                                      1.88                             35,200                        1.88
                                                 1.24 -   1.56                        153,346                        1.29
                                                 0.88 -   1.17                        711,300                         .97
                                      --------------------------------------------------------------------------------------

                                               $ 0.88 -  $2.38                        902,846                      $ 1.06
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


9.     STOCKHOLDERS'
       EQUITY
       (Continued)

       STOCK OPTIONS                  At April 25, 1999, warrants and units
       AND WARRANTS                   outstanding, all of which are exercisable,
       (Continued)                    consist of the following:

                                      (a) Warrants for the purchase of 210,000
                                          shares of common stock at an exercise
                                          price of $2.00 per share, expiring
                                          April 29, 1999.

                                      (b) Warrants to purchase 1,708,000 shares
                                          of common stock at a purchase price of
                                          $3.20 per share, expiring September 7,
                                          1999, issued in connection with the
                                          Company's September 7, 1994 public
                                          offering.

                                      (c) Warrants to purchase 75,000 units
                                          (375,000 shares of common stock) at a
                                          purchase price of $3.20 per share,
                                          expiring September 7, 1999, issued in
                                          connection with the Company's
                                          September 7, 1994 public offering.

                                      (d) Warrants to purchase 25,000 shares of
                                          common stock at a purchase price of
                                          $2.80 per share, expiring December 28,
                                          2000 and warrants to purchase 25,000
                                          shares of common stock at a purchase
                                          price of $2.80 per share, expiring
                                          April 19, 2001, granted to a bank in
                                          connection with the issuance of
                                          certain notes payable.

                                      (e) Warrants to purchase 350,000 and
                                          150,000 shares of common stock at an
                                          exercise price of $3.00 per share,
                                          expiring December 31, 2006 and January
                                          25, 2008, respectively, granted in
                                          consideration for brokerage services
                                          related to the issuance of convertible
                                          subordinated debentures.

                                      The convertible subordinated debentures
                                      with an outstanding balance of $1,500,000 as of April 25, 1999 are convertible into common shares at $1.25 per share. Accordingly, 1,200,000 shares have been reserved for conversion of the subordinated debentures.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

9.     STOCKHOLDERS'
       EQUITY
       (Continued)

       STOCK OPTIONS                  At April 25, 1999, 5,623,846 shares of
       AND WARRANTS                   common stock were reserved with respect to
       (Continued)                    outstanding options, warrants and
                                      convertible debentures.

                                      No units, warrants or options expired
                                      during fiscal 1999. During fiscal 1998,
                                      options to purchase 3,500 shares of
                                      common stock at $4.38 per share expired.

                                      The Company accounts for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's two stock option plans and options issued in connection with the guarantee of certain debt been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                                                              APRIL 25,          April 26,
                                      YEARS ENDED                                               1999               1998
                                      --------------------------------------------------------------------------------------
                                      Net income (loss)            As reported              $   59,636          $   52,880
                                                                   Pro forma                $  (12,644)         $  (20,182)

                                      Basic income (loss)          As reported                    0.01                0.01
                                        per share                  Pro forma                     (0.00)              (0.00)

                                      Diluted income (loss)        As reported                    0.01                0.01
                                        per share                  Pro forma                     (0.00)              (0.00)


                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

9.     STOCKHOLDERS'
       EQUITY
       (Continued)

       STOCK OPTIONS                  In determining the pro forma amounts
       AND WARRANTS                   above, the Company estimated the fair
       (Continued)                    value of each option granted using the
                                      Black-Scholes option pricing model with
                                      the following weighted-average
                                      assumptions used for grants in 1999 and
                                      1998, respectively: dividend yield of 0%
                                      for both years, expected volatility of 49% and 46% for 1999 and 1998, respectively, risk free rates ranging from 4.6% to 5.3% for 1999, and 5.1% to 6.6% for 1998, and expected lives ranging from 5 to 10 years for both 1999 and 1998. The weighted average per share fair value of options granted in fiscal 1999 and 1998 was $0.60 and $0.58, respectively.


10.    SUPPLEMENTAL                   Cash paid for interest and income taxes
       CASH FLOW                      are as follows:
       INFORMATION


                                                                                             APRIL 25,          April 26,
                                      YEARS ENDED                                               1999               1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Interest                                             $266,638         $212,763
                                      Income taxes                                         $      -         $      -



                                      Noncash investing and financing activities are as follows:


                                                                                              APRIL 25,          April 26,
                                      YEARS ENDED                                               1999               1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Common stock and options issued in
                                        exchange for services                              $ 74,485            $ 37,704

                                      Common stock warrants issued in
                                        exchange for debt placement services               $      -            $ 29,456

                                      Capital leases entered into during the year          $ 73,330            $302,765


                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

11.    NET INCOME                     The following is a reconciliation of the
       PER SHARE OF                   denominator (number of shares) used in the
       COMMON                         computation of earnings per share. The
       STOCK                          numerator (net income) is the same for the
                                      basic and diluted computations.


                                                                                             APRIL 25,            April 26,
                                      YEARS ENDED                                             1999                   1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Basic shares                                           7,038,314           5,175,096

                                      Effect of dilutive securities:
                                         Options                                               145,815             278,059
                                      --------------------------------------------------------------------------------------

                                      Diluted shares                                         7,184,129           5,453,155
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------


                                      The following table summarizes securities that were outstanding as of April 25, 1999 and April 26, 1998, but not included in the calculations of net income per share because such securities are antidilutive:


                                                                                              APRIL 25,          April 26,
                                      YEARS ENDED                                               1999               1998
                                      --------------------------------------------------------------------------------------
                                      --------------------------------------------------------------------------------------
                                      Options                                                  230,346              57,000
                                      Warrants                                               2,843,000           2,843,000
                                      Convertible debentures                                 1,200,000           1,200,000


12.    RIGHTS OFFERING                During fiscal 1998, the Company completed
                                      a rights offering registration under the Securities Act of 1933. Pursuant to the offering, 2,006,277 shares of common stock were issued and sold by the Company at a price of $1.00 per share. The Company received net proceeds after expenses of approximately $1,756,000.

Dear Shareholders:

Boston Restaurant Associates continued to make significant progress toward financial security and corporate growth in fiscal 1999.

Early in the third quarter of this fiscal year, we entered into a new two million-dollar line of credit facility with BankBoston. This added to our cash reserves from an earlier rights offering and has strengthened our ability to build new restaurants.

We opened one new Pizzeria Regina at the Auburn Mall, Auburn, Massachusetts in May 1998 and signed new leases to build three more Pizzeria Reginas this summer and fall. Independence Mall, Kingston, Massachusetts is now opened, Ingleside Mall, Holyoke, Massachusetts opens in September and Providence Mall, Providence, Rhode Island will open in October 1999.

Our first franchise Pizzeria Regina opened in Louisville, Kentucky in the Spring of 1999 and a second will open in Las Vegas this winter.

On another front, we are moving expeditiously to grow the Polcari's North-End restaurant concept. Our Saugus, Massachusetts facility posted another double-digit sales gain in fiscal 1999. Presently, we have scheduled a new Polcari's opening this fall with others scheduled to open in the third quarter. In addition, we have signed one franchise agreement to build a Polcari's North-End restaurant this winter.

The pace at Boston Restaurant Associates is quickening. We have a solid financial, operational and conceptual base, and are moving rapidly to achieve the growth expected by our stockholders.

I believe that fiscal 2000 will see Pizzeria Regina and Polcari's North-End restaurants come into their own. I appreciate the continued support of our stockholders and employees and look forward to a promising fiscal 2000.


                                             Sincerely,



                                             --------------------------------
                                             George R. Chapdelaine
                                             President and Chief
                                             Executive Officer