Form 10QSB
period 1999-07-25
BOSTON RESTAURANT ASSOCIATES INC
filed 1999-09-07
CIK 926295

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-QSB

  /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT
         OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JULY 25, 1999.

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT
         OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                             COMMISSION FILE NUMBER
                                    0-18369

                            ------------------------

                       BOSTON RESTAURANT ASSOCIATES, INC.

          (Name of Small Business Issuer as Specified in its Charter)

                 DELAWARE                                    61-1162263
      (State or Other Jurisdiction of            I.R.S. Employer Identification No.
      Incorporation or Organization)

                                      999 BROADWAY
                                 SAUGUS - MASSACHUSETTS
                        (Address of Principal Executive Offices)

              (781) 231-7575                                    01909
        (Issuer's Telephone Number                           (Zip Code)
           Including area code)

                            ------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    As of September 3, 1999, 7,060,170 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       BOSTON RESTAURANT ASSOCIATES, INC.
                                     INDEX

PART I--FINANCIAL INFORMATION                                                                PAGE
                                                                                             -----

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of July 25, 1999 and April 25,
             1999.......................................................................           3

           Condensed Consolidated Statements of Operations for the thirteen weeks ended
             July 25, 1999 and July 26, 1998............................................           4

           Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended
             July 25, 1999 and July 26, 1998............................................           5

           Notes to Condensed Consolidated Financial Statements.........................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................           8

PART II--OTHER INFORMATION..............................................................          14

           SIGNATURES...................................................................          15

              BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                         PART 1--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                                    JULY 25       APRIL 25
                                                                                                     1999           1999
                                                                                                 -------------  -------------
                                                           ASSETS
Current:
  Cash and cash equivalents....................................................................  $   2,194,258  $   1,863,299
  Accounts receivable..........................................................................  $      30,888  $      32,121
  Inventories..................................................................................  $     225,378  $     214,657
  Prepaid expenses and other...................................................................  $      25,422  $      51,085
                                                                                                 -------------  -------------
    Total current assets.......................................................................  $   2,475,946  $   2,161,162
                                                                                                 -------------  -------------
Property and equipment:
  Building.....................................................................................  $     512,500  $     512,500
  Leasehold improvements.......................................................................  $   3,428,201  $   3,220,587
  Equipment, furniture and fixtures............................................................  $   2,477,263  $   2,290,488
                                                                                                 -------------  -------------
                                                                                                 $   6,417,964  $   6,023,575

  Less accumulated depreciation and amortization...............................................  $   2,696,687  $   2,567,084
                                                                                                 -------------  -------------
    Net property and equipment.................................................................  $   3,721,277  $   3,456,491
                                                                                                 -------------  -------------
Other assets...................................................................................  $   1,229,123  $   1,270,041
                                                                                                 -------------  -------------
    Total assets...............................................................................  $   7,426,346  $   6,887,694
                                                                                                 -------------  -------------
                                                                                                 -------------  -------------
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................................  $     247,294  $     236,770
  Accrued expenses.............................................................................  $     613,709  $     651,089
  Current maturities:
    Notes payable-stockholder..................................................................  $       4,802  $       4,740
    Long-term debt.............................................................................  $     241,942  $     122,076
    Obligations under capital leases...........................................................  $     126,855  $     102,200
                                                                                                 -------------  -------------
    Total current liabilities..................................................................  $   1,234,602  $   1,116,875

Long-term obligations:
  Notes payable-stockholder, less current maturities...........................................  $     115,345  $     116,569
  Long-term debt, less current maturities......................................................  $     753,528  $     362,925
  Obligations under capital leases, less current maturities....................................  $     376,233  $     331,403
  Subordinated debentures......................................................................  $   1,500,000  $   1,500,000
  Deferred rent................................................................................  $     111,963  $     106,513
                                                                                                 -------------  -------------
    Total liabilities..........................................................................  $   4,091,671  $   3,534,285
                                                                                                 -------------  -------------
Minority interest in consolidated subsidiary...................................................  $      23,291  $      29,009
                                                                                                 -------------  -------------
Commitments and contingencies

Stockholders' equity :
  Preferred stock, $.01 par value, 10,000,000 shares authorized in 1999; none issued...........  $           0  $           0
  Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170
    shares issued..............................................................................  $      70,602  $      70,602
  Additional paid in capital...................................................................  $  10,938,897  $  10,922,636
  Accumulated deficit..........................................................................  $  (7,698,115) $  (7,668,838)
                                                                                                 -------------  -------------
  Total stockholders' equity...................................................................  $   3,311,384  $   3,324,400

  Total liabilities and stockholders' equity...................................................  $   7,426,346  $   6,887,694
                                                                                                 -------------  -------------
                                                                                                 -------------  -------------

              BOSTON RESTAURANTS ASSOCIATES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                           THIRTEEN WEEKS ENDED
                                                                                          JULY 25       JULY 26
                                                                                            1999          1998
                                                                                        ------------  ------------
Revenues:
  Restaurant sales....................................................................  $  3,201,508  $  2,956,700
  Franchise Fees......................................................................  $          0  $          0
  Royalties...........................................................................  $      1,548  $          0
                                                                                        ------------  ------------
    Total revenues....................................................................  $  3,203,056  $  2,956,700
                                                                                        ------------  ------------
Costs and expenses:
  Cost of food, beverages and liquor..................................................  $    632,320  $    597,671
  Payroll.............................................................................  $    916,507  $    870,031
  Other operating expenses............................................................  $    938,898  $    891,945
  General and administrative..........................................................  $    437,967  $    330,328
  Depreciation and amortization.......................................................  $    154,323  $    134,335
                                                                                        ------------  ------------
    Total costs and expenses..........................................................  $  3,080,015  $  2,824,310
                                                                                        ------------  ------------
Operating income before pre-opening costs.............................................  $    123,041  $    132,390
  Pre-opening costs...................................................................  $    126,586  $          0
                                                                                        ------------  ------------
Operating income (loss)...............................................................  $     (3,545) $    132,390
Other income..........................................................................  $       (954) $       (967)
Interest income.......................................................................  $    (14,501) $    (16,269)
Interest expense......................................................................  $     81,763  $     84,623
                                                                                        ------------  ------------
    Income (loss) before minority interest............................................  $    (69,853) $     65,003
Minority interest in net loss of subsidiary...........................................  $     40,576  $          0
                                                                                        ------------  ------------
Net income (loss).....................................................................  $    (29,277) $     65,003
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Income (loss) per share--basic........................................................  $       0.00  $       0.01
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Income (loss) per share--diluted......................................................  $       0.00  $       0.01
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of common shares outstanding--basic...........................     7,060,170     7,023,445
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of dilutive common shares outstanding.........................     7,060,170     7,424,825
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                             See accompanying notes

              BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                       THIRTEEN WEEKS ENDED
                                                                       --------------------
                                                                        JULY 25    JULY 26
                                                                         1999       1998
                                                                       ---------  ---------
Cash flows provided by operating activities..........................  $  95,498  $ 109,441
                                                                       ---------  ---------
Cash flows from investing activities:
  Capital expenditures...............................................  $(282,805) $(211,877)
                                                                       ---------  ---------
      Cash flows used for investing activities.......................  $(282,805) $(211,877)
                                                                       ---------  ---------
Cash flows from financing activities:
  Repayments of long-term debt.......................................  $ (29,531) $ (50,000)
  Repayments of capital lease obligations............................  $ (25,899) $ (17,528)
  Repayments of stockholder loans....................................  $  (1,162) $  (1,120)
  Proceeds from subordinated debentures..............................  $       0  $       0
  Proceeds from long-term debt.......................................  $ 540,000  $       0
  Minority interest investment in subsidiary.........................  $  34,858  $       0
                                                                       ---------  ---------
      Cash flows provided by (used for) financing activities.........  $ 518,266  $ (68,648)
                                                                       ---------  ---------
Increase (decrease) in cash and cash equivalents.....................  $ 330,959  $(171,084)
  Cash and cash equivalents at beginning of period...................  $1,863,299 $1,788,361
                                                                       ---------  ---------
  Cash and cash equivalents at end of period.........................  $2,194,258 $1,617,277
                                                                       ---------  ---------
                                                                       ---------  ---------

                            See accompanying notes.

              BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 26, 1998
                                  (UNAUDITED)

NATURE OF BUSINESS AND BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended July 25, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 25, 1999. The balance sheet at April 25, 1999 has been derived from the audited financial statements at that date.

    The accompanying statements of operations and cash flows for the fiscal 2000 period reflect the consolidated operations and cash flow of one casual dining Italian restaurant and ten Pizzeria Regina restaurants for the entire period and one additional Pizzeria Regina restaurant for part of the period. The accompanying statements of operations and cash flows for the fiscal 1999 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant, and nine Pizzeria Regina restaurants for the entire period and one additional Pizzeria Regina restaurant for part of the period.

NET INCOME (LOSS) PER SHARE

    The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

    The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income or loss) is the same for the basic and diluted computations.

                                                         THIRTEEN WEEKS ENDED
                                                         --------------------
                                                          JULY 25    JULY 26
                                                           1999       1998
                                                         ---------  ---------
Basic Shares...........................................  7,060,170  7,023,445
Effect of Dilutive Securities:
  Options..............................................     14,410    401,380
                                                         ---------  ---------
Diluted Shares.........................................  7,074,580  7,424,825
                                                         ---------  ---------
                                                         ---------  ---------

    The following table summarizes securities that were outstanding as of July 25, 1999 and July 26, 1998, but not included in the calculation of net income per share because such securities are anti-dilutive:

                                                         THIRTEEN WEEKS ENDED
                                                         --------------------
                                                          JULY 25    JULY 26
                                                           1999       1998
                                                         ---------  ---------
Options................................................    721,656     47,000
Warrants...............................................  2,633,000  2,843,000
Convertible Debentures.................................  1,200,000  1,200,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

OVERVIEW

    The Company had net income before pre-opening expenses of $97,309 for the first quarter of fiscal 2000 (the thirteen weeks ended July 25, 1999), compared to net income of $65,000 for the corresponding quarter last fiscal year. However, because of pre-opening expenses of $126,586, the Company recorded a net loss of $29,277 for the quarter. The Company's loss was substantially attributable to pre-opening expenses with Regina Ventures' Polcari's North End Restaurants, the new food kiosk at the Independence Mall, Kingston, MA (which opened in June of 1999), and the two franchise Pizzeria Reginas, one located in Louisville, Kentucky (which opened in May of 1999), and one located in Las Vegas, Nevada (which is scheduled to open in the fall of fiscal 2000).

THIRTEEN WEEKS ENDED JULY 25, 1999 AS COMPARED TO THIRTEEN WEEKS ENDED JULY 26,
  1998

RESTAURANT SALES.

    Restaurant sales in the most recent quarter were $3,202,000, compared to net sales in the prior year's period of $2,957,000. The increase in restaurant sales in the fiscal 2000 period compared to the fiscal 1999 period was partially attributable to the opening of the new Kingston, Massachusetts Pizzeria Regina food court kiosk in June of 1999.

    Sales for the restaurants open throughout both fiscal 2000 and 1999 periods increased by approximately 8.3%.

    Net sales at the Company's Pizzeria Regina restaurants increased to $2,402,000 from $2,266,000 principally due to the additional sales from the new Kingston, MA. Pizzeria Regina food court kiosk and an increase in aggregate same store sales for existing Pizzeria Regina restaurants.

    Net sales at the Company's full service casual dining restaurant, Polcari's North End increased approximately 15.7% to $795,000 from $687,000.

ROYALTIES

    During fiscal 2000, the Company recognized $2,000 in royalties related to the first franchise Pizzeria Regina opened in Louisville, Kentucky in May of 1999.

COSTS AND EXPENSES

    COST OF FOOD, BEVERAGES AND LIQUOR.

    Cost of food, beverages and liquor as a percentage of restaurant sales was 20% in both fiscal 2000 and fiscal 1999 periods.

    The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% and 17% in the fiscal 2000 and 1999 periods, respectively. This decrease as a percentage of restaurant sales was principally due to menu price increases and cost control systems.

    The cost of food, beverages and liquor as a percentage of restaurant sales at the Company's full service casual dining restaurant was 31% and 32% in the fiscal 2000 and 1999 periods, respectively. The decrease in cost as a percentage of restaurant sales was due to improved cost controls.

OTHER OPERATING EXPENSES

    PAYROLL EXPENSES.

    Payroll expenses were $917,000 (29% of sales) in the current period compared to $870,000 (29% of sales) in the prior year's period.

    Payroll expenses at the Pizzeria Regina restaurants increased to $633,000 (26% of sales) in the current period from $605,000 (27% of sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the new Kingston, MA Pizzeria Regina food court kiosk in June of 1999.

    Payroll expenses at the Company's full service casual dining restaurants increased to $232,000 (29% of sales) in the current period from $217,000 (32% of sales) in the prior year's period with the decline as a percentage of sales due to increased restaurant revenue. Payroll expenses at the Company's Commissary were $52,000 for the fiscal 2000 period as compared to $48,000 in the fiscal 1999 period.

OTHER OPERATING EXPENSES, EXCLUSIVE OF PAYROLL.

    Other operating expenses exclusive of payroll for the Company in the current period were $940,000 (29% of sales), compared to $894,000 (30% of sales) in the prior year's period. The increase was primarily attributable to the opening of the new Kingston, MA Pizzeria Regina food court kiosk.

    Other operating expenses for the Pizzeria Regina restaurants increased to $713,000 (30% of sales) in the current period from $693,000 (31% of sales) in the prior year's period. This increase was primarily attributable to the addition of the new Kingston, MA Pizzeria Regina food court kiosk.

    Other operating expenses at the Company's full service casual dining restaurants increased to $210,000 (26% of sales) in the current period from $183,000 (27% of sales) in the prior year's period. This increase was primarily attributable to increased restaurant revenue. Other operating expenses also include commissary expenses, which was $13,000 in the current period, as compared to $14,000 in the prior year's period. In addition, the Company realized operating expenses of $2,000 in the period which related to the Regina Ventures, LLC.

GENERAL AND ADMINISTRATIVE EXPENSES.

    General and administrative expenses were $438,000 (14% of sales) in the current period, as compared to $330,000 (11% of sales) in the prior year's period. The increase in general and administrative expenses was due principally to an increase in development costs.

DEPRECIATION AND AMORTIZATION EXPENSES.

    Depreciation and amortization expense was $154,000 (5% of sales) in the current period, compared to $134,000 (5% of sales) in the prior year's period. The increase in depreciation and amortization expense was attributable to the opening of the new Kingston, MA Pizzeria Regina food court kiosk and higher depreciation expenses related to the Polcari's North End Restaurant and the Company's Commissary.

PRE-OPENING COSTS.

    Pre-opening costs were $127,000 in the current period. Pre-opening costs consisted primarily of costs associated with Regina Venture's North End Restaurants, and costs associated with the new food court kiosk at the Independence Mall, Kingston, MA which opened in June of 1999. Pre-opening costs also included costs associated with the two franchise Pizzeria Reginas, one located in Louisville, Kentucky which opened in May of 1999 and the second located in Las Vegas, Nevada which is scheduled to open in the fall of fiscal 2000.

INTEREST EXPENSE AND INTEREST INCOME.

    Interest expense was $82,000 in the current period as compared to $85,000 in the prior year's period. This decrease in interest expense was primarily attributable to lower borrowing costs on the Company's outstanding debt.

    Interest income was $15,000 in fiscal 2000, as comparable to $16,000 in fiscal 1999. The interest income was attributable to the proceeds from the March 1998 Rights Offering.

LIQUIDITY AND CAPITAL RESOURCES.

    At July 25, 1999, the Company had net working capital of approximately $1,241,000 and cash and cash equivalents of approximately $2,194,000.

    During the thirteen weeks ended July 25, 1999, the Company had a net increase in cash and cash equivalents of $331,000 reflecting net cash provided by operating activities of $95,000, net cash used for investing activities of $283,000 and net cash provided by financing activities of $518,000.

    Net cash provided by operating activities included an increase in accounts payable of $11,000, a decrease in prepaid expenses of $26,000, and an increase in deferred rent of $5,000, partially offset by an increase in inventories of $11,000, and a reduction in accrued expenses of $37,000. Net cash used for investing activities reflects costs associated with the opening of the new Kingston, MA Pizzeria Regina location and site expansion costs incurred to date. Net cash used by financing activities of $518,000 consisted of net repayments of long-term debt, lease obligations and stockholder loans in the aggregate amount of $57,000, offset by Italian Ventures' minority interest contribution to Regina Ventures of $35,000 and proceeds from the BankBoston credit line of $540,000.

    At July 25, 1999, the Company had current liabilities of $1,235,000, including $247,000 of accounts payables, $614,000 of accrued liabilities and current maturities of long term obligations in the amount of $374,000. At July 25, 1999, the Company had long-term obligations, less current maturities, in the amount of $2,857,000, including $754,000 due under its new credit facility with BankBoston, $115,000 of notes payable to a stockholder, $376,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, and $112,000 of deferred rent.

    On November 23, 1998, the Company discharged its credit facility with Haymarket Bank and entered into a new $2,000,000 line of credit facility with BankBoston. As of July 25, 1999, the Company has accessed this line in the amount of $1,078,000. Subsequently, on August 6, 1999, the company accessed an additional $305,000 to be used for the expansion of Company stores located in Holyoke, MA and Providence, RI.

    The Company believes that its existing resources, cash flow from operations, and BankBoston credit facility will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations. There can be no assurance that cash flows will improve or that the Company will be able to obtain additional financing upon favorable terms, if at all. Failure of the Company to do so could result in the Company's failure to be able to meet its cash flow requirements.

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

    The Company has been assessing the potential impact of Year 2000 on the processing of date-sensitive information by the Company's automated information and point-of-sale systems and computerized information systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes that most of its computer hardware and software systems are already Year 2000 compliant and that Year 2000 issues will not have a material adverse effect on the Company. As of July 25, 1999, the estimated remaining cost for Year 2000 compliance is $50,000 to $60,000.

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

    As part of its Year 2000 initiative, the Company is also evaluating scenarios that may occur and developing contingency and business continuity plans tailored for Year 2000-related occurrences. The Company believes that the most reasonably likely, worst case scenario of a Year 2000 problem would result from a third party's failure to adequately resolve Year 2000 issues, leading to a complete failure of its point-of-sale and ordering systems. This failure would require the Company to resort to "non-computerized" means to undertake such restaurant functions as placing customer orders, preparing customer checks, accounting of restaurant receipts, recording and ordering restaurant inventory and supplies, evaluating menu mix and analyzing other operating statistics. While the Company believes that it is equipped to operate in such a "non-computerized" mode, it could suffer lost revenues, increased operating costs, loss of customers or other business interruptions of a material nature.

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

"SAFE HARBOR" STATEMENT, UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
  1995

    Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's resources and the timing of the Company's expansion are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that, such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

    (a) Exhibits.

        Employment Contract for George R. Chapdelaine

    (27) Financial Data Schedule

    (b) Reports On Form 8-K.

        None.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BOSTON RESTAURANT ASSOCIATES, INC.

DATE: SEPTEMBER 3, 1999                       BY:        /S/ GEORGE R. CHAPDELAINE
                                                         ----------------------------------------
                                                         George R. Chapdelaine, President and
                                                         Chief Executive Officer