Form 10QSB
period 1999-10-24
BOSTON RESTAURANT ASSOCIATES INC
filed 1999-12-01
CIK 926295

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

      For the quarterly period ended October 24, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to __________.

                        Commission File Number 0-18369
                                               -------

                      BOSTON RESTAURANT ASSOCIATES, INC.
                      ----------------------------------

          (Name of Small Business Issuer as Specified in its Charter)

                    Delaware                 61-1162263
                    ---------                ----------
                  (State or Other          (I.R.S. Employer
                  Jurisdiction of           Identification
                  Incorporation or               No.)
                   Organization)

                                 999 Broadway
                          Saugus, Massachusetts 01906
                          ---------------------------
                             (Address of Principal
                              Executive Offices)
                                (781) 231-7575
                          (Issuer's Telephone Number,
                             Including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x-No __

As of November 29, 1999, there were 7,035,170 shares of the issuer's Common Stock, par value $.01 per share, outstanding.

                      BOSTON RESTAURANT ASSOCIATES, INC.


                                     INDEX


PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of October 24, 1999 and
          April 25, 1999...................................................... 3

          Condensed Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended October 24, 1999 and October 25,
          1998.............................................................. . 4

          Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended October 24, 1999 and October 25, 1998 .................. 5

          Notes to Condensed Consolidated Financial Statements ................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................8


PART II - OTHER INFORMATION...................................................15


        SIGNATURES............................................................17

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                                                        OCTOBER 24    APRIL 25
                                                           1999         1999
                                                        ----------   ----------
ASSETS
Current:
   Cash and cash equivalents                            $1,916,345   $1,863,299
   Accounts receivable                                     $44,680      $32,121
   Inventories                                            $230,223     $214,657
   Prepaid expenses and other                              $64,864      $51,085
                                                        ----------   ----------

      Total current assets                              $2,256,112   $2,161,162
                                                        ----------   ----------

Property and equipment:
   Building                                               $512,500     $512,500
   Leasehold improvements                               $3,950,945   $3,220,587
   Equipment, furniture an                              $2,827,480   $2,290,488
                                                        ----------   ----------
                                                        $7,290,925     $6,02575

   Less accumulated depreciation and amount             $2,839,171   $2,567,084
                                                        ----------   ----------

      Net property and equipment                        $4,451,754   $3,456,491
          Other assets                                  $1,217,613   $1,270,041
                                                        ----------   ----------

      Total assets                                      $7,925,479   $6,887,694
                                                        ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $316,297     $236,770
Accrued expenses                                          $620,370     $651,089
   Current maturities:
    Notes payable-stockholder                               $4,866       $4,740
    Long-term debt                                        $315,295     $122,076
    Obligations under capital leases                      $182,487     $102,200
                                                        ----------   ----------
    Total current liabilities                           $1,439,315   $1,116,875

Long-term obligations:
   Notes payable-stockholder, less current maturities     $114,105     $116,569
   Long-term debt, less current maturities                $906,185     $362,925
   Obligations under capital leases, less current
        maturities                                        $515,131     $331,403
   Subordinated debentures                              $1,500,000   $1,500,000
   Deferred rent                                          $120,000     $106,513
                                                        ----------   ----------

    Total liabilities                                   $4,594,736   $3,534,285
                                                        ----------   ----------

Minority interest in consolidated subsidiary               $10,247      $29,009
                                                        ----------   ----------

Commitments and contingencies

Stockholders' equity :
   Preferred stock, $.01 par value, 10,000,000
      shares authorized in 1999; none issued                    $0           $0
   Common stock, $.01 par value, 25,000,000
      shares authorized, 7,060,170 shares issued           $70,602      $70,602
   Additional paid in capital                            0,938,877  $10,922,636
   Accumulated deficit                                 ($7,664,290) ($7,668,838)
                                                        ----------  -----------

   Total paid-in capital and retained earnings          $3,345,189   $3,324,400

    Treasury stock, 25,000 shares of common stock
       at cost                                            ($24,693)          $0
                                                        ----------  -----------
   Total stockholders' equity                           $3,320,496   $3,324,400

   Total liabilities and stockholders' equity           $7,925,479   $6,887,694
                                                        ==========  ===========

                                 See accompanying notes.

                                BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (unaudited)

                                                             Thirteen Weeks Ended                   Twenty-six Weeks Ended

                                                      October 24           October 25           October 24          October 25
                                                         1999                 1998                 1999                1998
                                                   --------------       ---------------       --------------     --------------
Revenues:
   Restaurant sales                                    $3,525,137            $3,105,983           $6,726,645        $6,062,683
   Franchise Fees                                              $0                    $0                   $0                $0
   Royalties                                               $1,976                    $0               $3,524                $0
                                                   --------------       ---------------       --------------     --------------

         Total revenues                                $3,527,113            $3,105,983           $6,730,169        $6,062,683
                                                   --------------       ---------------       --------------     --------------
Costs and expenses:
   Cost of food, beverages and liquor                    $747,388              $658,681           $1,380,426        $1,256,352
   Payroll                                               $982,245              $862,496           $1,898,752        $1,732,527
   Other operating expenses                            $1,020,627              $876,861           $1,954,031        $1,751,806
   General and administrative                            $387,707              $411,028             $825,674          $741,356
   Depreciation and amortization                         $167,870              $143,444             $322,193          $277,779
                                                   --------------       ---------------       --------------     --------------

         Total costs and expenses                      $3,305,837            $2,952,510           $6,381,076        $5,759,820
                                                   --------------       ---------------       --------------     --------------

Operating income before pre-opening costs                $221,276              $153,473             $349,093          $302,863

   Pre-opening costs                                     $123,817               $16,000             $255,179           $33,000
                                                   --------------       ---------------       --------------     --------------

Operating income                                          $97,459              $137,473              $93,914          $269,863

Other income                                                ($988)              ($1,474)             ($1,942)          ($2,441)
Interest income                                          ($16,852)             ($22,342)            ($31,353)         ($38,611)
Interest expense                                          $94,518               $75,796             $176,281          $160,419
                                                   --------------       ---------------       --------------     --------------

   Income before monority interest                        $20,781               $85,493             ($49,072)         $150,496

Minority interest in net loss of subsidiary               $13,044                    $0              $53,620                $0
                                                   --------------       ---------------       --------------     --------------

Net Income                                                $33,825               $85,493               $4,548           $150,496
                                                   ==============       ===============        =============      =============

Income per share-basic                                      $0.00                 $0.01                $0.00              $0.02
                                                   ==============       ===============        =============      =============

Income per share-diluted                                    $0.00                 $0.01                $0.00              $0.02
                                                   ==============       ===============        =============      =============

Weighted average number of
common shares outstanding-basic                         7,054,895             7,024,170            7,057,533          7,023,807
                                                   ==============       ===============        =============      =============

Weighted average number of
dilutive common shares outstanding                      7,054,895             7,110,057            7,057,533          7,306,385
                                                   ==============       ===============        =============      =============



                            See accompanying notes

                                        BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)

                                                                                  Twenty-six Weeks Ended

                                                                               October 24              October 25
                                                                                  1999                    1998
Cash flows provided by operating activities                                          $285,060                $386,524
                                                                           ------------------      ------------------

Cash flows from  investing activities:
  Capital expenditures                                                              ($937,182)              ($339,065)
                                                                           ------------------      ------------------

                Cash flows used for investing activities                            ($937,182)              ($339,065)
                                                                           ------------------      ------------------

Cash flows from  financing activities:
  Repayments of long-term debt                                                      ($108,521)              ($100,000)
  Repayments of capital lease obligations                                            ($63,831)               ($37,685)
  Repayments of stockholder loans                                                     ($2,338)                ($1,862)
  Proceeds from subordinated debentures                                                    $0                      $0
  Proceeds from long-term debt                                                       $845,000                      $0
  Minority interest investment in subsidiary                                          $34,858                      $0
                                                                           ------------------      ------------------

                Cash flows provided by (used for) financing activities               $705,168               ($139,547)
                                                                           ------------------      ------------------

Increase (decrease) in cash and cash equivalents                                      $53,046                ($92,088)

Cash and cash equivalents at beginning of period                                   $1,863,299              $1,788,361
                                                                           ------------------      ------------------

Cash and cash equivalents at end of period                                         $1,916,345              $1,696,273
                                                                           ==================      ==================

                            See accompanying notes.

             BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 24, 1999
                                  (unaudited)



NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period and twenty-six week period ended October 24, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 25, 1999. The balance sheet at April 25, 1999 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2000 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant and ten Pizzeria Regina restaurants for the entire period and two additional Pizzeria Regina restaurants for part of the period. The accompanying statements of operations and cash flows for the fiscal 1999 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant and nine Pizzeria Regina restaurants for the entire period and one additional Pizzeria Regina restaurant for part of the period.

NET INCOME PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for the basic and diluted computations.

            Thirteen weeks ended         Twenty-six weeks ended
            --------------------         ----------------------

            October 24    October 25     October 24    October 25
               1999          1998          1999          1998
               ----          ----          ----          ----

Basic        7,054,895    7,024,170     7,057,533      7,023,807
Shares

Effect of
Dilutive
Securities:

     Options     0           85,887         0            282,578
                             ------                      -------

Diluted
Shares       7,054,895    7,110,057     7,057,533      7,306,385
             =========    =========     =========      =========


The following table summarizes securities that were outstanding as of October 24, 1999 and October 25, 1998, but not included in the calculation of net income per share because such securities are anti-dilutive:


            Thirteen weeks ended         Twenty-six weeks ended
            --------------------         ----------------------

            October 24    October 25     October 24    October 25
               1999          1998          1999          1998
               ----          ----          ----          ----

Options      1,217,446      368,346     1,217,446        90,000

Warrants       550,000    2,843,000       550,000     2,843,000

Convertible
Debentures   1,200,000    1,200,000     1,200,000     1,200,000

ITEM 2.           Management's Discussion and Analysis or Plan of Operation
                 ----------------------------------------------------------

Results of Operations
---------------------

Overview
--------

Operating income before pre-opening expenses for the thirteen week period was $221,000 compared to $153,000 in the prior year's period. Pre-opening expenses were $124,000 in the current period, compared to $16,000 in the prior year's period, resulting in net operating income of $97,000 in the current period and $137,000 in the prior year's period. The increase in pre-opening expenses is primarily attributable to the increased number of Pizzeria Regina restaurant openings.

Thirteen Weeks Ended October 24, 1999 as Compared to Thirteen Weeks ended
-------------------------------------------------------------------------
October 25, 1998
----------------

Restaurant Sales.  Restaurant sales in the current period were $3,525,000,
----------------
compared to $3,106,000 restaurant sales in the prior year's period. The increase in restaurant sales was partially attributable to the opening of the new Kingston, Massachusetts Pizzeria Regina food court kiosk in June of 1999 and the opening of the new Holyoke, Massachusetts Pizzeria Regina food court kiosk in September of 1999. Comparable sales for the restaurants open throughout both fiscal 2000 and 1999 periods increased by approximately 3.2%.

Net Sales at the Company's Pizzeria Regina restaurants increased to $2,701,000 in the current period from $2,360,000 in the prior year's period. The increase in net sales was principally due to the additional sales from the new Kingston and Holyoke Pizzeria Regina food court kiosks and an increase in aggregate same store sales for existing Pizzeria Regina restaurants.

Net sales at the Company's full service casual dining restaurant, Polcari's North End, increased by 10.2% to $818,000 in the current period from $742,000 in the prior year's period. This increase was primarily attributable to increased customer traffic.

Royalties.  The Company recognized $2,000 in royalties from the first franchise
---------
Pizzeria Regina restaurant which opened in Louisville, Kentucky in May of 1999.

Costs and Expenses
------------------

Cost of Food, Beverages and Liquor.  Cost of food, beverages and liquor as a
----------------------------------
percentage of restaurant sales was 21% in both the fiscal 2000 and fiscal 1999 periods.

The cost of food, beverages and liquor as a percentage of net sales at the Pizzeria Regina restaurants was 18% in both the fiscal 2000 and fiscal 1999 periods.

The cost of food, beverages and liquor as a percentage of net sales at the Company's full service casual dining restaurants was 30% in the fiscal 2000 period and 31% in the fiscal 1999 period. The decrease in cost as a percentage of restaurant sales was primarily due to improved cost controls.

Other Operating Expenses
------------------------

Payroll Expenses.  Payroll expenses were $982,000 (28% of sales) in the current
----------------
period compared to $862,000 (28% of sales) in the prior year's period.

Payroll expenses at the Pizzeria Regina restaurants increased to $714,000 (26% of sales) in the current period from $599,000 (25% of sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the two new Pizzeria Regina food court kiosks.

Payroll expenses at the Company's full service casual dining restaurants increased to $216,000 (26% of sales) in the current period from $213,000 (29% of sales) in the prior year's period, with the decline as a percentage of sales due to increased restaurant revenue. Payroll expenses at the Company's Commissary were $52,000 for the fiscal 2000 period as compared to $51,000 in the fiscal 1999 period.

Other Operating Expenses, Exclusive of Payroll.  Other operating expenses
----------------------------------------------
exclusive of payroll in the current period were $1,021,000 (29% of sales), compared to $877,000 (28% of sales) in the prior year's period. The increase was primarily attributable to the opening of the new Kingston and Holyoke Pizzeria Regina food court kiosks.

Other operating expenses from the Pizzeria Regina restaurants increased to $794,000 (29% of sales) in the current period from $676,000 (29% of sales) in the prior year's period. This increase is primarily attributable to the addition of two new Pizzeria Regina food court kiosks.

Other operating expenses at the Company's full service casual dining restaurants increased to $212,000 (26% of sales) in the current period from $190,000 (26% of sales) in the prior year's period. Other operating expenses also include commissary expenses, which increased to $14,000 in the current period, as compared to $12,000 in the prior year's period.

General and Administrative Expenses.  General and administrative expenses were
-----------------------------------
$388,000 (11% of sales) in the current period, as compared to $411,000 (13 % of sales) in the prior year's period.

Depreciation and Amortization Expenses.  Depreciation and amortization expense
--------------------------------------
was $168,000 (5% of sales) in fiscal 2000 period, compared to $143,000 (5% of sales) in fiscal 1999 period. The increase in depreciation and amortization expense was primarily attributable to the opening of the two new Pizzeria Regina food court kiosks.

Pre-Opening Costs.
-----------------

Pre-opening costs were $124,000 in Fiscal 2000 period, compared to $16,000 in fiscal 1999 period. Pre-opening costs consisted primarily of costs associated with Regina Venture's North End Restaurants, and costs associated with the new food court kiosk at the Holyoke Mall in Holyoke, Massachusetts, which opened in September of 1999. Pre-opening costs also included costs associated with the two franchise Pizzeria Regina restaurants, one located in Louisville, Kentucky which opened in May of 1999 and the second located in Las Vegas, Nevada which is scheduled to open in the fall of fiscal 2000.

Interest Expense and Interest Income.  Interest expense increased to $95,000 in
------------------------------------
the current period from $76,000 in the prior year's period. The increase in interest expense was associated with additional borrowings under the Company's credit facility.

Interest income decreased to $17,000 in fiscal 2000 period from $22,000 in fiscal 1999 period. This was primarily attributable to a decrease in cash reserves.

Twenty-six Weeks Ended October 24, 1999 as Compared to Twenty-six Weeks ended
-----------------------------------------------------------------------------
October 25, 1998
----------------

Restaurant Sales.  Restaurant sales in the current period were $6,727,000,
----------------
compared to $6,063,000 in the prior year's period. The increase in restaurant sales was attributable to the opening of the new Kingston, Massachusetts food court kiosk in June of 1999 and the Holyoke, Massachusetts food court kiosk in September of 1999. Comparable sales for the restaurants open throughout both fiscal 2000 and 1999 periods increased approximately 3.7%.

Net sales at the Company's Pizzeria Regina restaurants increased to $5,103,000 in the current period from $4,626,000 in the prior's year's period. The increase in net sales was principally due to the additional sales from the new Kingston and Holyoke Pizzeria Regina food court kiosks, and an increase in aggregate same store sales for existing Pizzeria Regina restaurants.

Net sales at the Company's full service casual dining restaurant, Polcari's North End, increased by approximately 12.8% to $1,613,000 in the current period from $1,429,000 in the prior year's period. This increase was primarily attributable to increased customer counts.

On October 27, subsequent to the end of the second quarter the Company opened an additional Pizzeria Regina food court kiosk at Providence Place Mall in Providence, Rhode Island.

Royalties.  The Company recognized $4,000 in royalties from the first franchise
---------
Pizzeria Regina restaurant, which opened in Louisville, Kentucky in May of 1999.

Cost and Expenses
-----------------

Cost of Food, Beverages and Liquor.  Cost of food, beverages and liquor as a
----------------------------------
percentage of net sales was 21% in both fiscal 2000 and fiscal 1999 periods.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 17% in both fiscal 2000 and fiscal 1999 periods.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company's full service casual dining restaurants was 31% in both fiscal 2000 and 1999 periods.

Other Operating Expenses
------------------------

Payroll Expenses.  Payroll expenses were $1,899,000 (28% of sales) in the
----------------
current period compared to $1,733,000 (29% of sales) in the prior year's period.

Payroll expenses at the Pizzeria Regina restaurants increased to $1,333,000 (26% of sales) in the current period from $1,204,000 (26% of sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the two new Pizzeria Regina food court kiosks.

Payroll expenses at the Company's full service casual dining restaurant increased to $462,000 (29% of sales) in the current period from $430,000 (30% of sales) in the prior year's period, with the decline as a percentage of sales due to increased restaurant revenue. Payroll expenses at the Company's Commissary were $104,000 for the fiscal 2000 period as compared to $99,000 in the fiscal 1999 period.

Other Operating Expenses, Exclusive of Payroll  Other operating expenses
----------------------------------------------
exclusive of payroll in the current period were $1,954,000 (29% of sales), compared to $1,752,000 (29% of sales) in the prior year's period. The increase in other operating expenses in the current period was primarily attributable to the opening of the new Kingston and Holyoke Pizzeria Regina food court kiosks.

Other operating expenses from the Pizzeria restaurants increased to $1,501,000 (29% of sales) in the current period from $1,353,000 (29% of sales) in the prior year's period. The increase is primarily attributable to the addition of two new Pizzeria Regina food court kiosks.

Other operating expenses at the Company's full service casual dining restaurants increased to $422,000 (26% of sales) in the current period from $373,000 (26% of sales) in the prior year's period. This increase was primarily attributable to increased restaurant revenue. Other operating expenses also include commissary expenses, which increased to $27,000 in the current period, as compared to $26,000 in the prior year's period. In addition, the Company realized franchising costs of $3,000 in the fiscal 2000 period.

General and Administrative Expenses.  General and administrative expenses were
-----------------------------------
$826,000 (12% of sales) in the current period, as compared to $741,000 (12% of sales) in the prior year's period. The increase in general and administrative expenses was due, principally, to real estate site selection and corporate consulting expenses.

Depreciation and Amortization Expenses.  Depreciation and amortization expense
--------------------------------------
was $322,000 (5% of sales) in fiscal 2000 period, compared to $278,000 (5% of sales) in fiscal 1999 period. The increase in depreciation and amortization expense was primarily attributable to the opening of the two new Pizzeria Regina food court kiosks.

Pre-Opening Costs.
-----------------

Pre-opening costs were $255,000 in Fiscal 2000 period, compared to $33,000 in fiscal 1999 period. Pre-opening costs consisted primarily of costs associated with Regina Venture's North End Restaurants, and costs associated with the three new food court kiosks at the Independence Mall in Kingston, Massachusetts which opened in June of 1999, at the Holyoke Mall in Holyoke, Massachusetts which opened in September of 1999 and at the Providence Place Mall in Providence, Rhode Island, which opened in October of 1999. Pre-opening costs also included costs associated with the two franchise Pizzeria Regina restaurants, one located in Louisville, Kentucky which opened in May of 1999 and the second located in Las Vegas, Nevada which is scheduled to open in the fall of fiscal 2000.

Interest Expense and Interest Income.  Interest Expense increased to $176,000 in
------------------------------------
the current period as compared to interest expense in the prior year's period of $160,000. This increase in interest expense was associated with additional borrowings under the Company's credit facility.

Interest income decreased to $31,000 in fiscal 2000 from $39,000 in fiscal 1999. This decrease was primarily attributable to a decrease in cash reserves.


Liquidity and Capital Resources.
--------------------------------

At October 24, 1999, the Company had net working capital of approximately $817,000 and cash and cash equivalents of approximately $1,916,000.

During the twenty-six weeks ended October 24, 1999, the Company had an increase in cash and cash equivalents of $53,000 reflecting net cash provided by operating activities of $285,000 net cash used for investing activities of $937,000 and net cash provided by financing activities of $705,000. Net cash provided by operating activities included an increase in accounts payable of $80,000, an increase in deferred rent of $13,000, partially offset by an increase in prepaid expenses of $14,000, an increase in inventories of $16,000, an increase in accounts receivable of $13,000, and a reduction in accrued expenses of $31,000. Net cash used for investing activities reflect costs associated with the opening of the new Pizzeria Regina locations in Kingston, Massachusetts, Holyoke, Massachusetts and Providence, Rhode Island and site expansion costs incurred to date.

Net cash provided by financing activities of $705,000 consisted of net repayments of long term debt of $109,000 and lease obligations and stockholder loans in the aggregate amount of $66,000, offset by Italian Ventures' minority interest contributions to Regina Ventures of $35,000, proceeds of $845,000 from the BankBoston credit line.

At October 24, 1999, the Company had current liabilities of $1,439,000, including $316,000 of accounts payables, $620,000 of accrued liabilities, and current maturities of long term obligations in the amount of $503,000. At October 24, 1999, the Company had long-term obligations, less current maturities, in the amount of $3,155,000, including $906,000 due under its credit facility with BankBoston, $114,000 of loans payable to a stockholder, $515,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, and $120,000 of deferred rent. As of October 24, 1999, the Company has accessed its credit facility with BankBoston in the amount of $1,383,000.

The Pizzeria Regina food court kiosk opened at the Independence Mall, Kingston, MA on June 21, 1999 and at the Holyoke Mall, Holyoke, MA on September 14, 1999. Subsequently, on October 27, 1999, a Pizzeria Regina food court kiosk opened at Providence Place Mall, Providence, Rhode Island. The Company entered into a lease to open a new Polcari's North End Restaurant in Salem, New Hampshire, which is currently scheduled to open in January 2000.

The Company believes that its existing resources, cash flow from operations, borrowing under its credit facility, and the net proceeds from the March 1998 Rights Offering will be sufficient to allow it to meet its obligations over the next twelve months.


Year 2000 Systems
-----------------

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

The Company has been assessing the potential impact of Year 2000 on the processing of date-sensitive information by the Company's automated information and point-of-sale systems and computerized information systems. While there can be no assurance that Year 2000 matters will be satisfactorily identified and resolved, the Company currently believes that most of its computer hardware and software systems are already Year 2000 compliant and that Year 2000 issues will not have a material adverse effect on the Company. As of October 24, 1999, the estimated remaining cost for Year 2000 compliance is $50,000 to $60,000.

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


"Safe Harbor" Statement, Under the Private Securities Litigation Reform Act of
------------------------------------------------------------------------------
1995
----

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

ITEM 2. Changes in Securities.
        ----------------------

None.

ITEM 3. Defaults Upon Senior Securities.
        --------------------------------
None.

ITEM 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     Boston Restaurant Associates, Inc. held its Annual Meeting of Stockholders on September 13, 1999. At the meeting, the stockholders approved (a) the election of seven directors for the ensuing year and until their successors are duly elected and qualified, and (b) the ratification of the appointment of BDO Seidman LLP as auditors for fiscal year 2000.

a)    Election of Directors:
-------------------------------------------------------------------------------------
    NOMINEE                  FOR       AGAINST OR WITHHELD     ABSTENTIONS AND BROKER
                                                                     NON-VOTES
-------------------------------------------------------------------------------------
George R. Chapdelaine     5,189,720         23,797                       0
-------------------------------------------------------------------------------------
Joseph J. Caruso          5,192,520         20,997                       0
-------------------------------------------------------------------------------------
Roger Lipton              5,192,520         20,997                       0
-------------------------------------------------------------------------------------
Kathleen Mason            5,192,520         20,997                       0
-------------------------------------------------------------------------------------
John P. Polcari, Jr.      5,192,520         20,997                       0
-------------------------------------------------------------------------------------
Lucille Salhany           5,192,520         20,997                       0
-------------------------------------------------------------------------------------
Terrance A. Smith         5,192,520         20,997                       0
-------------------------------------------------------------------------------------
b)    Ratify the appointment of BDO Seidman LLP as auditors for fiscal year 2000:
-------------------------------------------------------------------------------------
                            FOR        AGAINST, WITHHELD OR       BROKER NON-VOTES
                                                                    ABSTAINED
-------------------------------------------------------------------------------------
Approval                  5,205,996          7,521                       0
-------------------------------------------------------------------------------------

ITEM 5. Other Information.
        ------------------

None.

ITEM 6. Exhibits and Reports On Form 8-K.
        ---------------------------------
(a)         Exhibits.
            ---------

(27)    Financial Data Schedule

(b)        Reports On Form 8-K.
           --------------------


     1. Form 8-K dated 29 September 1999 reporting under Item 5 the implementation of a previously authorized and announced repurchase of shares of common stock by the Company.

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      BOSTON RESTAURANT ASSOCIATES, INC.



Date: December 1, 1999  By: /s/ George R. Chapdelaine
                            -------------------------
                            George R. Chapdelaine, President and
                            Chief Executive Officer