Form 10QSB
period 2000-01-23
BOSTON RESTAURANT ASSOCIATES INC
filed 2000-03-06
CIK 926295

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

     For the quarterly period ended January 23, 2000.

[_]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.  For the transition period from  _________ to __________.

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X - No __

As of March 1, 2000, there were 7,035,170 shares of the issuer's Common Stock, par value $.01 per share, outstanding.

                      BOSTON RESTAURANT ASSOCIATES, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                             Page
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of January 23, 2000 and
          April 25, 1999...................................................................   3

          Condensed Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended January 23, 2000 and
          January 24, 1999.................................................................   4

          Condensed Consolidated Statements of Cash Flows for the thirty-nine
          weeks ended January 23, 2000 and January 24, 1999................................   5

          Notes to Condensed Consolidated Financial Statements ............................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................................   8

PART II - OTHER INFORMATION................................................................  15

          SIGNATURES.......................................................................  16

              BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                            JANUARY 23           APRIL 25
                                                                                               2000                1999
                                                                                           ------------        -------------
ASSETS
Current:
  Cash and cash equivalents                                                                $  1,213,114        $   1,863,299
  Accounts receivable                                                                      $     61,731        $      32,121
  Inventories                                                                              $    274,714        $     214,657
  Prepaid expenses and other                                                               $     32,935        $      51,085
                                                                                           ------------        -------------

     Total current assets                                                                  $  1,582,494        $   2,161,162
                                                                                           ------------        -------------

Property and equipment:
  Building                                                                                 $    512,500        $     512,500
  Leasehold improvements                                                                   $  4,687,109        $   3,220,587
  Equipment, furniture and fixtures                                                        $  3,092,666        $   2,290,488
                                                                                           ------------        -------------

                                                                                           $  8,292,275        $   6,023,575

  Less accumulated depreciation and amortization                                           $  2,994,482        $   2,567,084
                                                                                           ------------        -------------

     Net property and equipment                                                            $  5,297,793        $   3,456,491
                                                                                           ------------        -------------

Other assets                                                                               $  1,219,733        $   1,270,041
                                                                                           ------------        -------------

     Total assets                                                                          $  8,100,020        $   6,887,694
                                                                                           ============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         $    383,957        $     236,770
  Accrued expenses                                                                         $    715,002        $     651,089
  Current maturities:
  Notes payable-stockholder                                                                $      4,929        $       4,740
  Long-term debt                                                                           $    322,056        $     122,076
  Obligations under capital leases                                                         $    187,997        $     102,200
                                                                                           ------------        -------------

     Total current liabilities                                                             $  1,613,941        $   1,116,875

Long-term obligations:
  Notes payable-stockholder, less current maturities                                       $    112,850        $     116,569
  Long-term debt, less current maturities                                                  $    822,747        $     362,925
  Obligations under capital leases, less current maturities                                $    465,992        $     331,403
  Subordinated debentures                                                                  $  1,500,000        $   1,500,000
  Deferred rent                                                                            $    129,054        $     106,513
                                                                                           ------------        -------------

     Total liabilities                                                                     $  4,644,584        $   3,534,285
                                                                                           ------------        -------------

Minority interest in consolidated subsidiary                                               $      3,678        $      29,009
                                                                                           ------------        -------------

Commitments and contingencies

Stockholders' equity :
  Preferred stock, $.01 par value, 10,000,000
     shares authorized; none issued                                                        $          0        $           0
  Common stock, $.01 par value, 25,000,000
     shares authorized, 7,060,170 shares issued                                            $     70,602        $      70,602
  Additional paid in capital                                                               $ 10,938,877        $  10,922,636
  Accumulated deficit                                                                       ($7,533,028)         ($7,668,838)
                                                                                           ------------        -------------

  Total paid-in capital and retained earnings                                              $  3,476,451        $   3,324,400
  Less:
  Treasury stock, 25,000 shares and 0 shares
     of common stock at cost                                                                   ($24,693)       $           0
                                                                                           ------------        -------------
  Total stockholders' equity                                                               $  3,451,758        $   3,324,400

  Total liabilities and stockholders' equity                                               $  8,100,020        $   6,887,694
                                                                                           ============        =============


                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                        Thirteen Weeks Ended                       Thirty-nine Weeks Ended

                                                  January 23              January 24            January 23           January 24
                                                     2000                    1999                  2000                 1999
                                               ---------------         ---------------       ----------------       -------------
Revenues:
  Restaurant sales                             $     4,232,952         $     3,175,151       $     10,959,599      $     9,237,834
  Franchise Fees                               $        20,000         $             0       $         20,000      $             0
  Royalties                                    $        12,123         $             0       $         15,647      $             0
                                               ---------------         ---------------       ----------------      ---------------

     Total revenues                            $     4,265,075         $     3,175,151       $     10,995,246      $     9,237,834
                                               ---------------         ---------------       ----------------      ---------------

Costs and expenses:
  Cost of food, beverages and liquor           $       841,773         $       677,865       $      2,222,199      $     1,934,217
  Payroll                                      $     1,176,709         $       875,059       $      3,075,461      $     2,607,586
  Other operating expenses                     $     1,189,738         $       897,446       $      3,143,770      $     2,649,253
  General and administrative                   $       421,993         $       444,827       $      1,247,667      $     1,186,183
  Depreciation and amortization                $       205,218         $       137,873       $        527,411      $       415,622
                                               ---------------         ---------------       ----------------      ---------------

     Total costs and expenses                  $     3,835,431         $     3,033,070       $     10,216,508      $     8,792,861
                                               ---------------         ---------------       ----------------      ---------------

Operating income before pre-opening costs      $       429,644         $       142,081       $        778,738      $       444,973

  Pre-opening costs                            $       222,887         $        26,000       $        478,066      $        59,000
                                               ---------------         ---------------       ----------------      ---------------

Operating income                               $       206,757         $       116,081       $        300,672      $       385,973

Other income                                   $          -773         $        -1,273       $         -2,715      $        -3,714
Interest income                                $       -12,592         $       -17,122       $        -43,945      $       -55,733
Interest expense                               $        95,428         $        83,395       $        271,709      $       243,816
                                               ---------------         ---------------       ----------------      ---------------

  Income before minority interest              $       124,694         $        51,081       $         75,623      $       201,604

Minority interest in net loss of subsidiary    $         6,568         $             0       $         60,187      $             0
                                               ---------------         ---------------       ----------------      ---------------

Net Income                                     $       131,262         $        51,081       $        135,810      $       201,604
                                               ===============         ===============       ================      ===============

Income per share-basic                         $             0         $             0       $              0      $             0
                                               ===============         ===============       ================      ==============


Income per share-diluted                       $             0         $             0       $              0      $             0
                                               ===============         ===============       ================      ===============

Weighted average number of
common shares outstanding-basic                $     7,035,170         $    $7,024,170       $      7,050,078      $     7,023,928
                                               ===============         ===============       ================      ===============

Weighted average number of
dilutive common shares outstanding             $     7,035,170         $    $7,024,170       $      7,050,078      $     7,196,468
                                               ===============         ===============       ================       ==============

                            See accompanying notes

              BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                    Thirty-nine Weeks Ended

                                                                                                January 23           January 24
                                                                                                   2000                 1999
Cash flows provided by operating activities                                                  $         756,702    $         522,259
                                                                                             -----------------    -----------------

Cash flows from investing activities:
  Capital expenditures                                                                       $      (1,990,559)   $        (449,121)
                                                                                             -----------------    -----------------

          Cash flows used for investing activities                                           $      (1,990,559)   $        (449,121)
                                                                                             -----------------    -----------------

Cash flows from financing activities:
  Repayments of long-term debt                                                               $        (185,198)   $        (625,000)
  Repayments of capital lease obligations                                                    $        (107,458)   $         (54,606)
  Repayments of stockholder loans                                                            $          (3,530)   $          (4,442)
  Proceeds from subordinated debentures                                                      $               0    $               0
  Proceeds from long-term debt                                                               $         845,000    $         538,472
  Minority interest investment in subsidiary                                                 $          34,858    $               0
                                                                                             -----------------    -----------------

          Cash flows provided by (used for) financing activities                             $         583,672    $        (145,576)
                                                                                             -----------------    -----------------

Increase (decrease) in cash and cash equivalents                                             $        (650,185)   $         (72,438)

Cash and cash equivalents at beginning of period                                             $       1,863,299    $       1,788,361
                                                                                             -----------------    -----------------

Cash and cash equivalents at end of period                                                   $       1,213,114    $       1,715,923
                                                                                             =================    =================

                            See accompanying notes.

             BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 23, 2000
                                  (unaudited)


NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period and thirty-nine week period ended January 23, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 25, 1999. The balance sheet at April 25, 1999 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2000 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant and ten Pizzeria Regina restaurants for the entire period and one additional casual dining Italian restaurant and three additional Pizzeria Regina restaurants for part of the period. The accompanying statements of operations and cash flows for the fiscal 1999 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant and nine Pizzeria Regina restaurants for the entire period.

NET INCOME PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for the basic and diluted computations.

                  Thirteen weeks ended               Thirty-nine weeks ended
                  --------------------               -----------------------

             January 23           January 24      January 23        January 24
               2000                  1999           2000              1999
               ----                  ----           ----              ----

Basic        7,035,170             7,024,170      7,050,078        7,023,928
Shares


Effect of
Dilutive
Securities:


     Options         -                     -              -          172,540
                                                                     -------

Diluted
Shares       7,035,170             7,024,170      7,050,078        7,196,468
             =========             =========      =========        =========


The following table summarizes securities that were outstanding as of January 23, 2000 and January 24, 1999, but not included in the calculation of net income per share because such securities are anti-dilutive:


                Thirteen weeks ended            Thirty-nine weeks ended
                --------------------            -----------------------

             January 23    January 24        January 23         January 24
               2000           1999             2000                1999
               ----           ----             ----                ----

Options      1,217,446      1,078,746         1,217,446            228,346


Warrants       550,000      2,843,000           550,000          2,843,000


Convertible
Debentures   1,200,000      1,200,000         1,200,000          1,200,000

ITEM 2.  Management's Discussion and Analysis or Plan of Operation
         ----------------------------------------------------------

Results of Operations
---------------------

Overview
--------

Operating income before pre-opening expenses for the thirteen week period was $430,000 compared to $142,000 in the prior year's period. Pre-opening costs were $223,000 in the current period, compared to $26,000 in the prior year's period, resulting in operating income of $207,000 in the current period compared to $116,000 in the prior year's period. Net income was $131,000 for the third quarter of the current year compared to $51,000 for the same period in the prior year. The increase in pre-opening costs is primarily attributable to the increased number of restaurant openings.

Since the prior year's period, the Company has opened six new restaurants:

     .  three Pizzeria Regina food court kiosks at the following locations:
          Independence Mall, Kingston, Massachusetts (opened June 21, 1999) Holyoke Mall, Holyoke, Massachusetts (opened September 14, 1999) Providence Place Mall, Providence, Rhode Island (opened October 27,
          1999)
     . one Polcari's North End Restaurant in Salem, New Hampshire (opened January 19, 2000)
     .  two franchise Pizzeria Regina restaurants at the following locations:
          Louisville, Kentucky (opened May 1999)
          Las Vegas, Nevada (opened November 1999)

Most of the changes in absolute dollar amounts of both revenues and expenses, and components of each, between the most recent thirteen week period and the corresponding period of the prior year, and between the most recent thirty-nine week period and the corresponding thirty-nine week period last year described below are principally the result of the increased level of activities as a result of these additional restaurants.

Thirteen Weeks Ended January 23, 2000 as Compared to Thirteen Weeks ended
-------------------------------------------------------------------------
January 24, 1999
----------------

Restaurant Sales.  Restaurant sales in the current period were $4,233,000,
----------------
compared to $3,175,000 in the prior year's period. The increase in restaurant sales was partially attributable to the opening of the three new Pizzeria Regina food court kiosks, and the one new Polcari's North End restaurant. Comparable sales for the restaurants open throughout both the fiscal 2000 and 1999 periods increased by approximately 3.1%.

Net Sales at the Company's Pizzeria Regina restaurants increased to $3,343,000 in the current period from $2,414,000 in the prior year's period. The increase in net sales was principally due to the additional sales from the three new Pizzeria Regina food court kiosks and secondarily to an increase in aggregate same store sales for existing Pizzeria Regina restaurants.

Net sales at the Company's full service casual dining restaurants, Polcari's North End, increased to $869,000 in the current period from $759,000 in the prior year's period. This increase was primarily attributable to the additional sales from the new Salem, New Hampshire Polcari's North End restaurant and increased customer traffic at the Saugus, Massachusetts Polcari's North End restaurant.

The Company's franchise Pizzeria Regina restaurants account for a portion of the Company's commissary sales. Sales at the Company's commissary were $21,000 in the current period, compared to $2,000 in the prior year's period. The increase in commissary sales was primarily attributable to the Company's first two franchise Pizzeria Regina restaurants.

Royalties.  During the current year period, the Company recognized $12,000 in
----------
royalties from its first two franchise Pizzeria Regina restaurants. The Company also recognized $20,000 in franchise fee revenue from the Las Vegas, Nevada franchise in the current period.

Costs and Expenses
------------------

Cost of Food, Beverages and Liquor.  Cost of food, beverages and liquor as a
----------------------------------
percentage of restaurant sales was 20% in the current period, as compared to 21% in the prior year's period.

The cost of food, beverages and liquor as a percentage of net sales at the Pizzeria Regina restaurants was 18% and 19% in the fiscal 2000 and 1999 periods, respectively. The cost of food, beverage and liquor as a percentage of sales decreased at the Pizzeria Regina restaurants, principally due to lower cheese costs.

The cost of food, beverages and liquor as a percentage of net sales at the Company's full service casual dining restaurants was 29% in the current period and 30% in the prior year's period. The decrease in cost as a percentage of restaurant sales was primarily due to improved cost controls.

Other Operating Expenses
------------------------

Payroll Expenses.  Payroll expenses were $1,177,000 (28% of sales) in the
----------------
current period, compared to $875,000 (28% of sales) in the prior year's period.

Payroll expenses at the Pizzeria Regina restaurants increased in absolute dollars to $856,000 (26% of sales) in the current period from $606,000 (28% of sales) in the prior year's period. The dollar increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks.

Payroll expenses at the Company's full service casual dining restaurants increased to $257,000 (30% of sales) in the current period from $221,000 (29% of sales) in the prior year's period. The increase was primarily attributable to the opening of the new Salem, New Hampshire Polcari's North End restaurant. Payroll expenses at the Company's commissary were $64,000 for the current period as compared to $48,000 in the prior year's period.

Other Operating Expenses, Exclusive of Payroll.  Other operating expenses
----------------------------------------------
exclusive of payroll in the current period were $1,190,000 (28% of sales), compared to $897,000 (28% of sales) in the prior year's period. The increase was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks and the one new Polcari's North End restaurant.

Other operating expenses from the Pizzeria Regina restaurants increased to $942,000 (28% of sales) in the current period from $679,000 (28% of sales) in the prior year's period. This increase is primarily attributable to the addition of three new Pizzeria Regina food court kiosks.

Other operating expenses at the Company's full service casual dining restaurants increased to $225,000 (26% of sales) in the current period from $204,000 (27% of sales) in the prior year's period with the increase primarily attributable to the addition of a new Polcari's North End restaurant. Other operating expenses also include commissary expenses, which increased to $18,000 in the current period, as compared to $14,000 in the prior year's period. In addition, the Company realized franchising costs of $5,000 in the current period.

General and Administrative Expenses.  General and administrative expenses were
-----------------------------------
$422,000 (10% of sales) in the current period, as compared to $445,000 (14 % of sales) in the prior year's period. The decrease in general and administrative expenses as a percentage of sales was primarily due to the additional sales generated by the three new Pizzeria Regina food court kiosks and the one new Polcari's North End restaurant.

Depreciation and Amortization Expenses.  Depreciation and amortization expense
--------------------------------------
was $205,000 (5% of sales) in the current period, compared to $138,000 (4% of sales) in the prior year's period. The increase in depreciation and amortization expense was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks and the one new Polcari's North End restaurant.

Pre-Opening Costs.
-----------------

Pre-opening costs were $223,000 in the current period, compared to $26,000 in the prior year's period. Pre-opening costs consisted primarily of costs associated with the new Polcari's North End restaurant in Salem, New Hampshire and the new food court kiosk at the Providence Place Mall in Providence, Rhode Island.

Interest Expense and Interest Income.  Interest expense increased to $95,000 in
------------------------------------
the current period from $83,000 in the prior year's period. The increase in interest expense was primarily due to additional borrowings under the Company's credit facility and to additional equipment leases associated with the three new Pizzeria Regina food court kiosks.

Interest income decreased to $13,000 in the current period from $17,000 in the prior year's period, primarily due to a decrease in cash reserves.

Thirty-nine Weeks Ended January 23, 2000 as Compared to Thirty-nine Weeks ended
-------------------------------------------------------------------------------
January 24, 1999
----------------

Restaurant Sales.  Restaurant sales in the fiscal 2000 period were $10,960,000,
----------------
compared to $9,238,000 in the fiscal 1999 period. The increase in restaurant sales was attributable to the opening of the three new Pizzeria Regina food court kiosks and the one new Polcari's North End restaurant. Comparable sales for the restaurants open throughout both the fiscal 2000 and 1999 periods increased approximately 3.5%.

Net sales at the Company's Pizzeria Regina restaurants increased to $8,446,000 in the fiscal 2000 period from $7,040,000 in the fiscal 1999 period. The increase in net sales was principally due to the additional sales from the three new Pizzeria Regina food court kiosks and an increase in aggregate same store sales for existing Pizzeria Regina restaurants.

Net sales at the Company's full service casual dining restaurants, Polcari's North End, increased to $2,482,000 in the fiscal 2000 period from $2,188,000 in the fiscal 1999 period. This increase was primarily attributable to the additional sales from the Salem, New Hampshire Polcari's North End restaurant and secondarily to increased customer traffic at the Saugus, Massachusetts Polcari's North End restaurant.

Sales at the Company's commissary were $31,000 in the fiscal 2000 period, compared to $10,000 in the fiscal 1999 period. The increase in commissary sales was primarily attributable to the two new franchise Pizzeria Regina restaurants.

Royalties.  During the fiscal 2000 period, the Company recognized $16,000 in
---------
royalties from its first two franchise Pizzeria Regina restaurants. The Company also recognized $20,000 in franchise fee revenue from the Las Vegas, Nevada franchise during the fiscal 2000 period.

Cost and Expenses
-----------------

Cost of Food, Beverages and Liquor.  Cost of food, beverages and liquor as a
-----------------------------------
percentage of net sales was 20% in the fiscal 2000 period, as compared to 21% in the fiscal 1999 period.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 17% in the fiscal 2000 period and 18% in the fiscal 1999 period. The cost of food, beverage, and liquor as a percentage of sales decreased at the Pizzeria Regina restaurants, principally due to lower cheese costs.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company's full service casual dining restaurants was 30% in the fiscal 2000 period and 31% in the fiscal 1999 period. The decrease in cost as a percentage of restaurant sales was primarily due to improved cost controls.

Other Operating Expenses
------------------------

Payroll Expenses.  Payroll expenses were $3,075,000 (28% of sales) in the fiscal
----------------
2000 period compared to $2,608,000 (28% of sales) in the fiscal 1999 period.

Payroll expenses at the Pizzeria Regina restaurants increased to $2,188,000 (26% of sales) in the fiscal 2000 period from $1,810,000 (26% of sales) in the fiscal 1999 period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks.

Payroll expenses at the Company's full service casual dining restaurant increased to $719,000 (29% of sales) in the fiscal 2000 period from $651,000 (30% of sales) in the fiscal 1999 period, with the decline as a percentage of sales due to increased restaurant revenue. Payroll expenses at the Company's commissary were $168,000 for the fiscal 2000 period as compared to $147,000 in the fiscal 1999 period.

Other Operating Expenses, Exclusive of Payroll  Other operating expenses
----------------------------------------------
exclusive of payroll in the fiscal 2000 period were $3,144,000 (29% of sales), compared to $2,649,000 (29% of sales) in the fiscal 1999 period. The increase in other operating expenses in the fiscal 2000 period was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks and the one new Polcari's North End restaurant.

Other operating expenses from the Pizzeria restaurants increased to $2,443,000 (29% of sales) in the fiscal 2000 period from $2,032,000 (29% of sales) in the fiscal 1999 period. The increase is primarily attributable to the addition of three new Pizzeria Regina food court kiosks.

Other operating expenses at the Company's full service casual dining restaurants increased to $647,000 (26% of sales) in the fiscal 2000 period from $577,000 (26% of sales) in the fiscal 1999 period, with the increase primarily attributed to the addition of a new Polcari's North End restaurant. Other operating expenses also include commissary expenses, which increased to $45,000 in the fiscal 2000 period, as compared to $40,000 in the fiscal 1999 period. In addition, the Company realized franchising costs of $9,000 in the fiscal 2000 period.

General and Administrative Expenses.  General and administrative expenses were
-----------------------------------
$1,248,000 (11% of sales) in the fiscal 2000 period, as compared to $1,186,000 (13% of sales) in the fiscal 1999 period. The decrease in general and administrative expenses as a percentage of sales is due to the additional sales generated by the three new Pizzeria Regina food court kiosks and the one new Polcari's North End restaurant.

Depreciation and Amortization Expenses.  Depreciation and amortization expense
--------------------------------------
was $527,000 (5% of sales) in the fiscal 2000 period, compared to $416,000 (5% of sales) in the fiscal 1999 period. The increase in depreciation and amortization expense was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks and the one new Polcari's North End restaurant.

Pre-Opening Costs.
-----------------

Pre-opening costs were $478,000 in the fiscal 2000 period, compared to $59,000 in the fiscal 1999 period. Pre-opening costs consisted primarily of costs associated with the three new food court kiosks and the one new Polcari's North End restaurant. Pre-opening costs also included costs associated with the two new franchise Pizzeria Regina restaurants.

Interest Expense and Interest Income.  Interest expense increased to $272,000 in
-------------------------------------
the fiscal 2000 period as compared to interest expense in the fiscal 1999 period of $244,000. This increase in interest expense was primarily due to additional borrowings under the Company's credit facility and to additional equipment leases associated with the three new Pizzeria Regina food court kiosks.

Interest income decreased to $44,000 in the fiscal 2000 period from $56,000 in the fiscal 1999 period, primarily due to a decrease in cash reserves.

Liquidity and Capital Resources.
--------------------------------

At January 23, 2000, the Company had a negative net working capital of approximately $31,000 and cash and cash equivalents of approximately $1,213,000.

During the thirty-nine weeks ended January 23, 2000, the Company had a decrease in cash and cash equivalents of $650,000, reflecting net cash provided by operating activities of $757,000, net cash used for investing activities of $1,991,000 and net cash provided by financing activities of $584,000.

Net cash provided by operating activities included an increase in accounts payable of $147,000, an increase in deferred rent of $23,000, an increase in accrued expenses of $64,000 and a decrease in prepaid expenses of $18,000, partially offset by an increase in inventories of $60,000, and an increase in accounts receivable of $30,000. Net cash used for investing activities included costs associated with the opening of the three new Pizzeria Regina food court kiosks and the one new Polcari's North End restaurant. Net cash provided by financing activities of $584,000 consisted of net repayments of long term debt of $185,000 and lease obligations and stockholder loans in the aggregate amount of $111,000, offset by the proceeds of $845,000 from the BankBoston credit line and Italian Ventures' minority interest contributions to Regina Ventures of $35,000.

At January 23, 2000, the Company had current liabilities of $1,614,000, including $384,000 of accounts payables, $715,000 of accrued liabilities, and current maturities of long term obligations in the amount of $515,000. At January 23, 2000, the Company had long-term obligations, less current maturities, in the amount of $3,031,000, including $823,000 due under its credit facility with BankBoston, $113,000 of loans payable to a stockholder, $466,000 due under its capital lease obligations, $1,500,000 of convertible subordinated debentures, and $129,000 of deferred rent. As of January 23, 2000, the Company had accessed its credit facility with BankBoston in the amount of $1,145,000.

The Company believes that its existing resources, cash flow from operations and borrowing under its credit facility will be sufficient to allow it to meet its obligations over the next twelve months.


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

ITEM 6. Exhibits and Reports On Form 8-K.
        ---------------------------------

(a)       Exhibits.
          ---------

(27)      Financial Data Schedule

(b)  Reports On Form 8-K.
     --------------------

     1. Form 8-K dated 24 November 1999 reporting Nasdaq Listing Qualification Panel delisting of Boston Restaurant Associates, Inc's common stock because of a failure to comply with the $1.00 per share minimum bid price requirement.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BOSTON RESTAURANT ASSOCIATES, INC.

Date: March 6, 2000                By: /s/ George R. Chapdelaine
                                      ----------------------------------
                                   George R. Chapdelaine, President and
                                   Chief Executive Officer