Form 10KSB
period 2000-04-30
BOSTON RESTAURANT ASSOCIATES INC
filed 2000-07-28
CIK 926295

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________ to ________.

                             Commission File Number
                                     0-18369

                       BOSTON RESTAURANT ASSOCIATES, INC.
           (Name of Small Business Issuer as Specified in its Charter)


             DELAWARE                                           61-1162263
  (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

      999 BROADWAY, SUITE 400                                       01906
       SAUGUS, MASSACHUSETTS                                      (Zip Code)
(Address of Principal Executive Offices)

                                 (781) 231-7575
                 (Issuer's Telephone Number Including Area Code)

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
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $16,013,321.

         The aggregate market value of registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of July 18, 2000 was $3,799,630 based upon the average of the closing bid and asked prices of such stock on that date as reported on the OTC Bulletin Board. As of July 18, 2000 there were 7,033,696 shares of the registrant's Common Stock, $.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

                                      INDEX

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS

         ITEM 2.  DESCRIPTION OF PROPERTY

         ITEM 3.  LEGAL PROCEEDINGS

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

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

         ITEM 10. EXECUTIVE COMPENSATION

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND
                  MANAGEMENT

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS

         ITEM 13. EXHIBITS AND REPORTS ON
                  FORM 8-K

                                   FORM 10-KSB

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         During the fiscal year ended April 30, 2000 ("fiscal 2000") Boston Restaurant Associates, Inc. (the "Company") opened three new Pizzeria Regina-Registered Trademark-restaurants and one new bistro-type restaurant that was inspired by the Company's Saugus-based Polcari's North End Restaurant, but which operates on a smaller physical scale and with modified menus. The bistro restaurant operates under the "Polcari's North End-Registration Trademark-" name to capitalize on the recognition and prestige associated with that trademark. Currently, the Company operates a chain of fifteen restaurants - thirteen fast service, high volume pizzerias under the Pizzeria Regina name and two full service family-style Italian/American restaurant under the Polcari's North End name. Of the thirteen Pizzeria Regina restaurants, eleven are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), and two are wait-service restaurants (full-service style emphasizing whole pizzas with in-restaurant seating). A majority of the restaurants are located in the Boston, Massachusetts metropolitan area.

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

         The Polcari's North End restaurants are full service Italian/American, family-style restaurants that capture the community spirit of the 1940's and 1950's in Boston's Italian North End neighborhood. These restaurants highlight exposed gas-fired brick ovens in open view of diners, memorabilia and photographs depicting 1940's and 1950's scenes in Boston's North End and large tables to encourage family style dining.(See "POLCARI'S NORTH END RESTAURANTS.")

         The Company plans to expand its operations by opening additional Company-operated Pizzeria Regina food court kiosks in high volume retail malls as the opportunities present themselves and by opening additional bistro restaurants under the Polcari's North End name. The Company has also franchised, and plans to continue to franchise, its Pizzeria Regina concept, and in addition plans to franchise its Polcari's North End bistro concept. However, the expansion of operations will depend upon market opportunities and the Company's overall financial and management resources. The rate at which the Company actually is able to open new Company-operated restaurants will be determined by many factors, including the Company's success in obtaining adequate financing, identifying satisfactory sites, negotiating satisfactory leases, securing requisite governmental permits and approvals, and training management personnel. The rate at which franchised restaurants are opened also will be determined by many factors, including site availability and qualified franchisees. The Company cannot be certain that it will have the resources to expand, that actual expansion costs will be as anticipated, that current and future sites will operate profitably, or that franchising efforts will be successful.

         The Company's principal offices are located at 999 Broadway, Saugus, Massachusetts 01906 and its telephone number is (781) 231-7575. As used in this Report, unless otherwise indicated, the term "Company" refers to Boston Restaurant Associates, Inc. and its subsidiaries.

         "Pizzeria Regina," the Regina crown design logo and "Polcari's North End" are U.S. registered trademarks of the Company. "Regina," the "Polcari's" logo, "Pizzeria Regina of Boston's North End" and "Pizzeria Regina, Boston's Brick Oven Pizza" are U.S. registered service marks of the Company. Other trade names and trademarks appearing in this report are the property of their respective holders.

PIZZERIA REGINA RESTAURANTS

         The Company currently operates thirteen Pizzeria Regina restaurants -- fast service, high volume pizzerias that feature premium brick oven pizza and cater primarily to the lunchtime diner (with the exception of the original North End location, which serves both the lunch and dinner markets). Of these thirteen restaurants, eleven are food court kiosks and two are wait-service restaurants.

         The Pizzeria Regina restaurants feature the Company's premium Neapolitan style, thin crust, brick oven pizza. This pizza features a proprietary dough and pizza sauce, which the Company believes combine to produce a distinct flavor and superior pizza. These pizzas are offered with a wide variety of fresh vegetable and cured meat toppings. The Company believes that the premium quality of its pizza, a result of a proprietary ingredient mix and baking process, provides appeal to both the lunch and dinner markets. The original Pizzeria Regina, located in Boston's historic North End, has served the Company's premium brick oven pizza since 1926.

         The Company's eleven food court kiosks primarily serve pizza by the slice with multiple topping choices and operate side-by-side with other fast food vendors. Menu items are presented in a self-service, take-out style designed to allow customers to order, pay for and consume their food in a very short period of time. Customers who desire to sit down after purchasing their food may join customers of other food court vendors in one or more designated common areas within the mall. The focused menu, self-service, take-out style and common seating provide food court customers with a fast, low cost dining alternative as compared to more traditional full service restaurants.

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

         During fiscal 2000, the Company opened three food court kiosk operations -- at the Independence Mall, Kingston, Massachusetts in June of 1999; at the Holyoke Mall, Holyoke, Massachusetts in September of 1999; and at the Providence Place Mall, Providence, Rhode Island in October of 1999. The Company has preliminarily identified other potential site locations that it believes will become available during the next 24 months. Management estimates that the cost of opening a typical food court kiosk currently is approximately $350,000 to $400,000. The Company cannot guarantee that actual costs will not significantly exceed these estimates, that the Company will be able to obtain financing necessary to construct additional food courts kiosks, that the Company will be able to complete the construction of new kiosks on a timely basis and within budget, if at all, or that the Company will be able to operate these kiosks successfully.

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

POLCARI'S NORTH END RESTAURANTS

         In March 1995, the Company opened its first Polcari's North End restaurant in Saugus, Massachusetts, recreating a similar restaurant that had operated from 1954-1989 in Boston's North End. The Polcari's North End restaurant concept is designed to create an Italian/American, family-style, casual dining ambiance that captures the community spirit of the 1940's and 1950's in Boston's Italian North End neighborhood. The restaurant highlights exposed gas-fired brick ovens in open view of diners. In addition, memorabilia and photographs depicting 1940's and 1950's scenes in Boston's North End are used to create a neighborhood atmosphere rich with history. The restaurant also features large tables of six or more seats to encourage family style dining and a value-oriented menu that includes branded Pizzeria Regina pizza, large Italian/American pasta dishes and fresh baked breads.

          The Company has also developed a bistro-restaurant concept which was inspired by the success of the Saugus-based Polcari's North End restaurant. Unlike the Saugus store, the bistro restaurants are smaller in size, creating a more intimate family dining experience. In addition, the menu is a modified version of the Saugus restaurant's menu, providing for a lighter dining experience. The bistro restaurants operate under the Polcari's North End trademark in order to capitalize on that mark's recognition for quality. The first bistro restaurant under the Polcari's North End name opened in January of 2000 in Salem, New Hampshire. The Company plans to open additional bistro restaurants under the Polcari's North End name in the Boston area. Expansion will depend upon market opportunities and the Company's overall financial and management resources.

FRANCHISING

         In 1997, the Company formed Boston Restaurant Associates International, Inc. ("BRAII"), a wholly owned subsidiary, for the purpose of offering Pizzeria Regina and Polcari's North End bistro franchise opportunities both domestically and internationally. BRAII has filed a Uniform Franchise Offering Circular and is actively seeking franchisees with operational experience. A franchisee is currently operating a Pizzeria Regina restaurant in Las Vegas, Nevada, and a bistro-concept restaurant under the Polcari's North End name is currently under construction by a franchisee in Tampa, Florida.

         In January 1998, the Company entered into an international development agreement with Regina International, Ltd. ("Regina International") to pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East and the Pacific Rim. Terrance Smith, a Company director with experience in international franchising, has a controlling interest in Regina International, the international master franchisee under the development agreement. The agreement provides for payment of certain development fees and royalties to Regina International after certain events, to the extent of positive cash flow. The agreement sets forth a development and operation schedule pursuant to which Regina International is obligated to meet milestones regarding certain minimum numbers of operational restaurants. Pursuant to this agreement, the construction of a Polcari's North End restaurant has begun in Saudi Arabia. (See "ITEM 7. FINANCIAL STATEMENTS - NOTE 8 TO CONSOLIDATED FINANCIAL STATEMENTS.")

         In December 1998, BRAII entered into a twenty-year joint venture development agreement with Italian Ventures, LLC, a Kentucky limited liability company ("Italian Ventures"), for the purpose of developing and introducing the full service bistro-type restaurant referenced above in the Continental United States. As a result of certain issues that have arisen in a dispute between the Company and Italian Ventures over the operation and direction of the joint venture, the Company is currently engaged in arbitration with Italian Ventures. (See "ITEM 3. LEGAL PROCEEDINGS" and "ITEM
7. FINANCIAL STATEMENTS - NOTE 8 TO CONSOLIDATED FINANCIAL STATEMENTS.")

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

         The Company seeks sites for the Pizzeria Regina kiosk restaurants within high-traffic food courts or retail shopping malls located in metropolitan areas. It seeks sites for Pizzeria Regina wait-service restaurants in densely populated areas. A favorable Polcari's North End bistro-concept restaurant site will be located near high-volume, middle market traffic centers, such as retail and residential areas with populations of at least 100,000 persons within a five-mile radius. For all types of restaurants, the Company also considers existing local competition and, to the extent such information is available, the sales of other comparably priced restaurants operating in the area.

RESTAURANT OPERATIONS

         The Company invests substantial time and effort in its training programs, which focus on all aspects of restaurant operations, including kitchen, bar and dining room operations, food quality and preparation, alcoholic beverage service, liquor liability avoidance, customer service and employee relations. The Company holds regular meetings of its managers to address new products, continuing training and other aspects of business management. Managers also attend periodic seminars conducted by Company personnel and outside experts on a broad range of topics.

         New employees are trained by experienced employees who have demonstrated their ability to implement the Company's commitment to provide high quality food and attentive service. The Company has developed manuals regarding its policies and procedures for restaurant operations. Senior management regularly visits Company restaurants and meets with their management teams to ensure compliance with the Company's strategies and standards of quality in all aspects of restaurant operations and personnel development.

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

         The staff for a typical Pizzeria Regina kiosk restaurant consists of one general manager, two managers and approximately 12 to 15 hourly employees. The staff of a typical sit-down Pizzeria Regina consists of a general manager, two managers, and approximately 15 to 25 hourly employees. The staff for a Polcari's North End restaurant consists of one general manager, two managers, one kitchen manager and approximately 40 to 60 hourly employees. Most of the Company's hourly employees are part-time personnel. The general manager of each restaurant is primarily responsible for the day-to-day operations of the entire restaurant and for maintaining standards of quality and performance established by the Company.

         The Company believes centralized financial and management controls are fundamental to improving operating margins. These controls are maintained through the use of an automated data processing system and prescribed reporting procedures. Each restaurant has a point-of-sale system that captures restaurant operating information. The restaurants forward daily sales reports, vendor invoices, payroll information and other data to the Company's corporate headquarters. Company management utilizes this data to centrally monitor costs and sales mix and to prepare periodic financial management reports. This system is also used for budget analysis, planning and determination of menu composition. Restaurant managers perform daily inventories of key supplies. All other supplies are inventoried weekly at the Pizzeria Regina restaurants and are inventoried biweekly at the Polcari's North End Saugus restaurant and bistro-concept restaurants. Cash is controlled through deposits of sale proceeds in local operating accounts following each restaurant shift with respect to the Pizzeria Regina locations and following each business day with respect to the Polcari's North End Saugus location and the bistro locations. The balances in those accounts are wire transferred daily to the Company's principal operating account.

PURCHASING AND COMMISSARY OPERATIONS

         The Company maintains a commissary where pizza dough is produced for the Company's restaurants. The dough preparation requires a high degree of consistency that would be more difficult to maintain at the individual restaurant locations. The Company believes that close, centralized monitoring of the dough preparation ensures a more consistent premium product. All other food preparation is performed on site at the restaurant level.

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

ADVERTISING AND MARKETING

         The Company's target market for the Pizzeria Regina restaurants is very broad, consisting of individuals and families who seek fast service and high value-to-price meals during the lunch period. The target market for the Polcari's North End Saugus restaurant and bistro restaurants is adults and families who seek moderately priced Italian dinner entrees in a comfortable environment. The Company believes that its focus on premium quality, service and value is the most effective approach to attracting customers.

         The Company anticipates that it will obtain greater name recognition from increased distribution channels for its premium Pizzeria Regina brick oven pizza and the development of additional Pizzeria Regina food court kiosks. The Company plans to rely upon local advertising, high-volume traffic flow at retail malls, and word of mouth exposure.

COMPETITION

         The restaurant business is highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond the Company's or a particular restaurant's control, including changes in the public's tastes and eating and drinking habits, population and traffic patterns and local economic conditions. The

Company's restaurants compete with a wide variety of restaurants ranging from national and regional restaurant chains (some of which have substantially greater financial resources than the Company) to locally-owned restaurants. There is also active competition for liquor licenses in certain markets and for advantageous commercial real estate sites suitable for restaurants. The Pizzeria Regina restaurants compete with other fast-service, high volume food providers on the basis of price, value, location, and speed of service. The Polcari's North End Saugus restaurant and bistro restaurants compete with other casual, full service restaurants primarily on the basis of menu selection, quality, price, service, ambiance and location.

SEASONALITY

         The Company's restaurants are subject to seasonal fluctuations in sales volume. Sales at the Pizzeria Regina restaurants are typically higher in June through August and in November and December due to increased volume in shopping malls during the holiday and tourist seasons and school vacations.

EMPLOYEES

         As of July 18, 2000, the Company had approximately 420 employees, of whom 14 were corporate and administrative personnel, 48 were field supervision or restaurant managers or management trainees, and the remainder were hourly restaurant personnel. Many of the Company's hourly employees work part-time. The Company believes that its relationship with its employees is good. None of the Company's employees are covered by a collective bargaining agreement.

TRADEMARKS AND SERVICE MARKS

         The Company regards its trademarks and its service marks as having significant value and as being important factors in the marketing of its products. These marks, which appear in its advertisements, menus and elsewhere, are widely recognized. The Company's most significant trademarks are "Pizzeria Regina," the Regina crown design logo, and "Polcari's North End," all of which are U.S. registered trademarks of the Company. The Company has also federally registered "Regina," the "Polcari's" logo, "Pizzeria Regina of Boston's North End" and "Pizzeria Regina, Boston's Brick Oven Pizza" as service marks.

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

         A significant portion of the Company's revenues at the Polcari's North End restaurants and the original Pizzeria Regina location in the North End is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the Company's restaurants that serve alcohol to apply to both a state authority and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of the Company to obtain or retain liquor or food service licenses could have a material adverse affect on the particular restaurant's operations and the business of the Company generally.

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

         The Company's restaurant operations are all subject to federal and state laws governing such matters as minimum wage and health insurance requirements. A significant number of the Company's personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage could increase the Company's labor costs.

RISK FACTORS

         In addition to the risks discussed elsewhere in this Form 10-KSB, investors should consider carefully the following risk factors in evaluating an investment in the Company.

THE COMPANY MAY BE UNABLE TO EXPAND AS PLANNED

         The Company's ability to open additional Company restaurants and grant franchises as planned will depend upon a number of factors, such as identifying satisfactory sites, negotiating satisfactory leases, securing requisite governmental permits and approvals, adequate supervision of construction, and recruiting, and training management personnel, and attraction of qualified franchisees, some of which are beyond the control of the Company. The Company cannot guarantee that it will be able to open any of its planned new restaurants within budget or on a timely basis, if at all, or that any of the new restaurants will operate profitably. If the Company is unable to expand as planned, it may reduce the Company's ability to increase profitability.

FRANCHISING OPERATIONS MAY NEGATIVELY IMPACT THE COMPANY'S OPERATING RESULTS

         Franchising operations present numerous risks. The Company has limited experience in franchising restaurants. The Company faces vigorous competition from other similar type restaurant chains in attracting and retaining suitable franchisees. A franchisee's failure to maintain the Company's high standards could adversely affect customer attitude towards the Company's restaurants. Granting exclusive territory agreements may also limit future expansion opportunities for Company-owned stores. Franchise developers or franchisees may leave the franchise system at the end of the term of development or franchisee agreements, or may attempt to terminate their agreements before the end of the term, thereby reducing royalty revenues. Further, while franchising permits the Company to increase the geographic coverage of its restaurant system without substantial investment capital, it also means the Company may not have direct operational control over the Company's franchise restaurants. The Company is also subject to regulation by the Federal Trade Commission and must comply with certain state laws that govern the offering, sale, and termination of franchises and the refusal to renew franchises.

ARBITRATION PROCEEDINGS COULD RESULT IN A DRAIN ON COMPANY RESOURCES AND COULD SUBJECT THE COMPANY TO PAYMENT OF MATERIAL DAMAGES

         During the past year the Company has been involved in legal proceedings with Italian Ventures, LLC. Italian Ventures has made a series of claims which, if established, would subject the Company to material damages. The parties have recently completed an unsuccessful mediation hearing and the case is now proceeding to arbitration as provided for by the relevant agreements between the parties. The arbitration hearing is likely to take place in early Fall 2000, with a resolution likely before January 2001. If the arbitration result is unfavorable or if the proceedings are delayed or a resolution is not reached as early as anticipated, the Company may experience a drain on cash and other resources. (See "ITEM 3. LEGAL PROCEEDINGS.")

POSSIBLE NEED OF ADDITIONAL FUNDING

         The Company believes that its anticipated cash flow from operations, together with existing resources, will be sufficient to fund its working capital needs and current expansion plans for at least the next 12 months. However, it cannot guarantee that this will be the case. Changes in the Company's business or its business plan could affect its capital needs. In the event the Company requires additional financing, it cannot guarantee that it would be able to obtain financing on favorable terms, if at all. Failure to do so could have a material adverse effect on the Company's business. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES.")

THE RESTAURANT BUSINESS IS RISKY

         The Company's future performance will be subject to a number of factors that affect the restaurant industry generally, including (i) the highly competitive nature of the industry, (ii) general and local economic conditions,
(iii) changes in tastes and eating and drinking habits, (iv) changes in food costs due to shortages, inflation or other causes, (v) population and traffic patterns, (vi) demographic trends, (vii) general employment and wage and benefit levels in the restaurant industry, which may be affected by changes in federal and local minimum wage requirements or by federally or locally mandated health insurance, and (viii) the number of people willing to work at or near the minimum wage. (See "COMPETITION.")

WE ARE DEPENDENT ON KEY EXECUTIVE OFFICERS

         The future success of the Company will depend in large part on the continued services of its President, George R. Chapdelaine, as well as on the Company's ability to attract and retain other qualified senior management personnel. The Company carries $2,000,000 of key man life insurance on the life of Mr. Chapdelaine.

INSIDERS CONTROL THE COMPANY

         The Company's executive officers, directors and their affiliates and members of their immediate families control the vote of approximately 42.7 % of the outstanding shares of the Common Stock. As a result, they have the practical ability to implement or block changes in the Company's management and direction which may or may not be in the best interest of stockholders generally.

THE COMPANY'S RESTAURANTS ARE CONCENTRATED IN EASTERN MASSACHUSETTS

         A total of ten of the Company's fifteen existing restaurants are located in Eastern Massachusetts. As a result, the Company's results of operations may be materially affected by changes in the Massachusetts economy.

OUR STOCK PRICE IS VOLATILE

         Compared to many other publicly traded companies, the Company is relatively small and has a relatively small average trading volume. Quarterly operating results of the Company or other restaurant companies, changes in general conditions in the economy, the restaurant industry, or the financial markets, or other developments affecting the Company, its competitors or the financial markets, could cause the market price of the Common Stock to fluctuate significantly. These broad market fluctuations may adversely affect the market price of the Common Stock. The Company's securities are, and will likely continue to be, traded on the OTC Bulletin Board. (See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.")

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

Auburn Mall                              924           1/31/08       food court
Auburn, MA

North End                              4,300             N/A        wait service
Boston, MA (2)

Faneuil Hall Marketplace                 750          12/31/00       food court
Boston, MA
(Upstairs)

Faneuil Hall Marketplace (3)           2,000          12/31/99      wait service
Boston, MA
(Downstairs)

Burlington Mall                        1,018          11/30/05       food court
Burlington, MA

Holyoke Mall                             749           1/31/09        food court
Holyoke, MA

Independence Mall                        637           1/31/09        food court
Kingston, MA

South Shore Plaza                        700           8/31/06        food court
Braintree, MA

Solomon Pond Mall                      1,085           1/30/07        food court
Marlborough, MA

Oviedo Market Place                      714           4/01/08        food court
Oviedo, FL

Paramus Park                             696           7/31/09        food court
Paramus, NJ

Providence Place                         960         Fall 2009        food court
Providence, RI

Regency Square                           605          11/03/04        food court
Richmond, VA

Salem, NH                              6,430           1/18/10        Polcari's
                                                                      North End
                                                                      (bistro)

Saugus, MA                            11,000          11/30/12        Polcari's
                                                                      North End

(1) Pizzeria Regina food court locations have no independent seating capacity. Seating is centralized in the common areas of the food courts. The North End and downstairs Faneuil Hall Marketplace Pizzeria Regina wait-service locations each seat approximately 75 customers; the Saugus Polcari's North End location seats approximately 400 customers; the Salem bistro restaurant seats approximately 200 customers.

(2) Company-owned. This property is subject to a mortgage in favor of BankBoston. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES.") Includes approximately 1,000 square feet located in two adjacent condominiums owned by the Company which have not been built-out as of the date of this Report.

(3) The Company anticipates closing this wait-service restaurant, the lease of which has already expired, on or before December 31, 2000. (See "ITEM 1. DESCRIPTION OF BUSINESS - PIZZERIA REGINA RESTAURANTS.")

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

ITEM 3.  LEGAL PROCEEDINGS

         During the past year the Company has been involved in legal proceedings with Italian Ventures, LLC. In 1998, Italian Ventures formed a joint venture with the Company under the name Regina Ventures, LLC. The purpose of that joint venture was to jointly develop the bistro restaurants referred to above. The relationship fell apart shortly after formation of the joint venture due to actions and omissions by Italian Ventures that the Company believed were inappropriate, including Italian Ventures' failure to provide necessary and anticipated funding for the prospective joint development. Despite the fact that no restaurant development ever took place, Italian Ventures has made a series of claims which, if established, would subject the Company to material damages. The Company believes that it is the aggrieved party in this dispute and that it has strong defenses to each of the claims, and intends to prosecute its claims and defend itself vigorously. The parties have recently completed an unsuccessful mediation hearing and the case is now proceeding to arbitration as provided for by the relevant agreements between the parties. The arbitration hearing is likely to take place in early Fall 2000, with a resolution likely before January 2001.

         In addition, the Company is involved in various other legal matters in the ordinary course of its business. Each of these other matters is subject to various uncertainties and some of these other matters may be resolved unfavorably to the Company. Management believes that any liability that may ultimately result from these other matters will not have a material adverse effect on the Company's financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded publicly on the OTC Bulletin Board and the Boston Stock Exchange (BSE symbol: "BNR"). As of July 18, 2000, there were approximately 218 holders of record of the Company's Common Stock. On July 18, 2000, the last bid and asked price of the Company's Common Stock as reported on the OTC Bulletin Board were $0.875 and $1.01 per share, respectively.

         The table below represents the quarterly high and low bid and asked prices for the Company's Common Stock for the Company's last two fiscal years, as reported on the OTC Bulletin Board. The prices listed in this table reflect quotations without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.


                                          HIGH BID       LOW BID        HIGH ASKED     LOW ASKED
                                          --------       -------        ----------     ---------
Fiscal Year Ended April 30, 2000
     First Quarter                        $   1.31       $    .75       $   1.38       $    .81
     Second Quarter                       $   1.00       $    .69       $   1.13       $    .72
     Third Quarter                        $   1.01       $    .50       $   1.25       $    .63
     Fourth Quarter                       $   1.19       $    .75       $   1.38       $    .88

Fiscal Year Ended April 25, 1999

     First Quarter                        $   2.19       $   1.37       $   2.19       $   1.44
     Second Quarter                       $   1.50       $    .72       $   1.56       $   1.13
     Third Quarter                        $   1.69       $    .63       $    .84       $    .72
     Fourth Quarter                       $   1.06       $    .94       $   1.13       $   1.00


         The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Rather, the Company intends to retain all of its future earnings to finance future growth.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

         The following table sets forth for the fiscal periods indicated, 53 week period for fiscal 2000 and 52 week period for fiscal 1999, the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statements of income:



                                                                          FISCAL YEAR ENDED
                                                               ----------------------------------------
                                                               APRIL 30, 2000            APRIL 25, 1999
                                                               --------------            --------------
                                                                 (53 weeks)                (52 weeks)

Income Statement Data:
Total Revenues                                                       100%                      100.0%

Costs and expenses:
Cost of food, beverages and liquor                                   20.5                      20.9
Other operating expenses                                             59.2                      58.4
General and administrative                                           10.7                      13.7
Depreciation and amortization                                         4.8                       4.5
Pre-opening costs                                                     2.8                        .3


Total costs and expenses                                             98.0                      97.8

Operating income                                                      2.0                       2.2
Interest expense, net                                                 2.0                       2.0
Other income, net                                                       -                         -
Minority interest                                                     (.4)                      (.3)
Net income                                                             .4                        .5


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2000 AND APRIL 25, 1999

RESTAURANT SALES

          Restaurant sales in fiscal 2000 were $15,961,000, compared to $12,154,000 in the fiscal year ended April 25, 1999 ("fiscal 1999"). The increase in restaurant sales in fiscal 2000, as compared to fiscal 1999, was partially attributable to the opening of the new Kingston, Massachusetts Pizzeria Regina food court kiosk in June of 1999, the new Holyoke, Massachusetts Pizzeria Regina food court kiosk in September of 1999, the new Providence, Rhode Island Pizzeria Regina food court kiosk in October of 1999, and the new Salem, New Hampshire bistro restaurant under the Polcari's North End name in January of 2000. Sales for the restaurants open throughout both fiscal
2000 and fiscal 1999 increased by approximately 5.2% on a comparable fifty-two week period basis.

         Net sales at the Company's Pizzeria Regina restaurants increased to $11,358,000 in fiscal 2000 from $9,136,000 in fiscal 1999, principally due to the addition of sales from the three new Pizzeria Regina food court kiosks and secondarily due to an increase in aggregate same-store sales for existing Pizzeria Regina restaurants.

         Net sales at the Company's full service casual dining restaurants increased to $4,540,000 in fiscal 2000 from $3,005,000 in fiscal 1999. The increase was primarily attributable to the additional sales from the new Salem, New Hampshire Polcari's North End bistro restaurant and increased customer traffic at the Saugus, Massachusetts Polcari's North End restaurant.

         Net sales at the Company's commissary were $63,000 in fiscal 2000 compared to $13,000 in fiscal 1999. The increase in commissary sales was primarily attributable to sales of ingredients to the Company's Pizzeria Regina franchise restaurants.

ROYALTIES

         During fiscal 2000, the Company recognized $33,000 in royalties from its Las Vegas, Nevada Pizzeria Regina franchise (opened November 1999) and from a Louisville, Kentucky Pizzeria Regina franchise that opened in May 1999, but which currently is no longer operating as a Company franchise restaurant. The Company also recognized $20,000 in franchise revenue from the Las Vegas, Nevada Pizzeria Regina franchise in the current fiscal year.

COSTS AND EXPENSES

COST OF FOOD, BEVERAGES AND LIQUOR

         Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 21% in both fiscal 2000 and fiscal 1999.

         The cost of food, beverages, and liquor as a percentage of total revenues at the Pizzeria Regina restaurants was 17% in fiscal 2000, compared to 18% in fiscal 1999. The decrease was principally due to lower cheese costs.

         The cost of food, beverages and liquor as a percentage of total revenues at the Company's full service casual dining restaurants decreased to 30% in fiscal 2000 from 31% in fiscal 1999, primarily due to improved cost controls.

OTHER OPERATING EXPENSES

         PAYROLL EXPENSES. Payroll expenses were $4,621,000 (29% of net sales) in fiscal 2000, compared to $3,457,000 (28% of net sales) in fiscal 1999.

         Payroll expenses at the Pizzeria Regina restaurants increased to $2,997,000 (26% of net sales) in fiscal 2000 from $2,402,000 (26% of net sales) in fiscal 1999. The increase was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks.

         Payroll expenses at the Company's full service casual dining restaurants increased to $1,386,000 (31% of net sales) in fiscal 2000 from $872,000 (29% of net sales) in fiscal 1999. The increase was primarily attributable to the opening of the new Salem, New Hampshire bistro restaurant under the Polcari's North End name.

         Payroll expenses at the Company's Commissary were $238,000 for fiscal 2000 as compared to $183,000 in fiscal 1999.

         OTHER OPERATING EXPENSES, EXCLUSIVE OF PAYROLL. Other operating expenses, exclusive of payroll, were $4,850,000 (30% of total revenues) in fiscal 2000, compared to $3,658,000 (30% of total revenues) in fiscal 1999.

         Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants increased to $3,423,000 (30% of net sales) in fiscal 2000 from $2,675,000 (29% of net sales) in fiscal 1999. The increase was primarily attributable to the addition of three new Pizzeria Regina food court kiosks.

         Other operating expenses, exclusive of payroll, from the Company's full service casual dining restaurants increased to $1,125,000 (25% of net sales) in fiscal 2000 from $826,000 (27% of net sales) in fiscal 1999. This increase was primarily attributable to the addition of a new bistro restaurant.

         Other operating expenses also include commissary expenses, which were $62,000 in fiscal 2000 and $53,000 in fiscal 1999, respectively. In addition, other operating expenses included $240,000 in joint venture costs and franchising costs in fiscal 2000 and $104,000 in fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $1,719,000 (11% of total revenues) in fiscal 2000, compared to $1,664,000 (14% of total revenues) in fiscal 1999. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the additional sales generated by the three new Pizzeria Regina food court kiosks and the one new Polcari's North End restaurant.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expense was $762,000 (5% of total revenues) in fiscal 2000, as compared to $545,000 (4% of total revenues) in fiscal 1999. The increase was attributable to the opening of the three new Pizzeria Regina food court kiosks and the one new bistro restaurant.

PRE-OPENING COSTS

         Pre-opening costs were $453,000 in fiscal 2000 compared to $42,000 in fiscal 1999. Pre-opening costs for fiscal 2000 consisted primarily of costs associated with the opening of the three new Pizzeria Regina food court kiosks and the one new bistro restaurant. There were also pre-opening costs in fiscal 2000 associated with the domestic franchising and international franchising ventures.

INTEREST EXPENSE AND INTEREST INCOME

         Interest expense increased to $375,000 in fiscal 2000, compared to $314,000 in fiscal 1999. This increase was primarily due to additional borrowings under the Company's credit facility and to additional equipment leases associated with the three new Pizzeria Regina food court kiosks.

         Interest income decreased to $48,000 in fiscal 2000 as compared to interest income in fiscal 1999 of $72,000. The decrease in interest income was attributable to a decrease in cash reserves.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2000 the Company had cash equivalents of $947,000 and a negative net working capital of $564,000. During fiscal 2000, the Company had a net decrease in cash and cash equivalents of $916,000, reflecting net cash provided by operating activities of $1,097,000, net cash used for investing activities of $2,446,000 and net cash provided by financing activities of $432,000. Net cash provided by operating activities included a decrease in prepaid expenses of $4,000, an increase in deferred rent of $42,000, an increase in accounts payable of $160,000 and an increase in accrued expenses of $382,000, partially offset by an increase in inventory of $156,000, an increase in accounts receivable of $17,000 and an increase in other assets of $81,000. Net cash used for investing activities reflects costs associated with the opening of the three new Pizzeria Regina food court kiosks and the one new bistro restaurant. Net cash provided by financing activities of $432,000 consists of net repayments of long-term debt, lease obligations and stockholder loans in the aggregate amount of $423,000, and the purchase of treasury stock of $25,000 offset by the proceeds of $845,000 from the BankBoston credit line and Italian Ventures minority interest contributions to Regina Ventures of $35,000.

         At April 30, 2000, the Company had current liabilities of $1,978,000, including $396,000 of accounts payable, $1,033,000 of accrued expenses and current maturities of long-term obligations in the amount of $549,000. At April 30, 2000, the Company had long-term obligations, less current maturities, in the amount of $2,965,000, including $739,000 due under its new credit facility with BankBoston, $112,000 of notes payable to a stockholder, $465,000 due under capital lease obligations, $1,500,000 of convertible subordinated debentures, and $149,000 of deferred rent. As of April 30, 2000, the Company had borrowed $1,068,000 of its $2,000,000 line of credit facility with BankBoston. Subsequent to year-end it borrowed an additional $800,000 under this credit facility through July 18, 2000.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's resources and the timing of the Company's expansion are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. (See "ITEM 1. BUSINESS - RISK FACTORS.")

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

         Consolidated Financial Statements
                  Balance sheets..............................       F-3 - F-4
                  Statements of income........................       F-5
                  Statements of stockholders' equity..........       F-6
                  Statements of cash flows....................       F-7
                  Summary of accounting policies..............       F-8 - F-11
                  Notes to consolidated financial statements..       F-12 - F-31

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
         THE EXCHANGE ACT

         The information required by this Item 9 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 2000 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 2000 fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close if its 2000 fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 2000 fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K



(a)      EXHIBITS


EXHIBIT                                                                           REFERENCE
NUMBER                                                                            NUMBER
3.01                  Amended Certificate of Incorporation of the Registrant      Q-3.01*

3.02                  Amended By-Laws of the Registrant                           A-3(b)*

4.01                  Description of Stock (contained in the Amended              Q-4.01*
                      Certificate of Incorporation of the Registrant, filed as
                      Exhibit 3.01).



4.02                  Form of Certificate evidencing shares of Common Stock       F-4(b)*

4.13                  Guaranty of Lease of George R. Chapdelaine and John P.      0-4.01*
                      Polcari, Jr. dated March 17, 1998 in favor of  H.C.B.
                      Corporation.

4.14                  Guaranty of Lease of George R. Chapdelaine and John P.      0-4.02*
                      Polcari, Jr. dated March 17, 1998 in favor of H.C.B.
                      Corporation.

4.15                  Guaranty of Lease of George R. Chapdelaine and John P.      0-4.03*
                      Polcari Jr. dated March 17, 1998 in favor of H.C.B.
                      Corporation

4.16                  Form of Option granted to Mr. Chapdelaine and Mr. Polcari   0-4.04*
                      in consideration of their guaranties of Boston Restaurant
                      Associates, Inc. obligations under the H.C.B. Corporation
                      leases

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

10.11                 Incentive Stock Option Plan**                               B-10(h)*

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

10.24                 Form of Franchise Agreement dated as of January 22, 1999    P-10.24*
                      between Boston Restaurant Associates, Inc. and Shining
                      Sea, LLC.

10.25                 Joint Venture Agreement dated as of December 23, 1998       P-10.25*
                      between Boston Restaurant Associates, Inc. and Italian
                      Ventures, LLC

10.26                 Employment Contract of George R. Chapdelaine dated July     R-99.A*
                      1, 1999**


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

Q Incorporated by reference to the Company's annual report on Form 10-KSB for the year ended April 25, 1999. The number set forth herein is the number of the Exhibit in said annual report.

R Incorporated by reference to the Company's quarterly report on Form 10-QSB for period ending July 25, 1999. The number set forth herein is the number of the Exhibit in said quarterly report.

(b)      REPORTS ON FORM 8-K

         NONE.

SIGNATURES

         In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BOSTON RESTAURANT ASSOCIATES, INC.

Date:    28 July, 2000                   By: /s/ GEORGE R. CHAPDELAINE
                                            -----------------------------------
                                            George R. Chapdelaine, President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                                         DATE

/s/ GEORGE R. CHAPDELAINE                                          28 July, 2000
------------------------------------------
George R. Chapdelaine, Chief
Executive Officer, President and
Director (principal executive officer)

/s/ FRAN V. ROSS                                                   28 July, 2000
------------------------------------------
Fran V. Ross, Chief Financial Officer
(principal financial and accounting officer)


------------------------------------------
Joseph J. Caruso, Director

/s/ HUGH DEVINE                                                    28 July, 2000
------------------------------------------
Hugh Devine, Director


------------------------------------------
Suzanne Hopgood, Director

/s/ ROGER LIPTON                                                   28 July, 2000
------------------------------------------
Roger Lipton, Director

/s/ KATHLEEN MASON                                                 28 July, 2000
------------------------------------------
Kathleen Mason, Director

/s/ JOHN P. POLCARI, JR.                                           28 July, 2000
------------------------------------------
John P. Polcari, Jr., Director

/s/ LUCILLE SALHANY                                                28 July, 2000
------------------------------------------
Lucille Salhany, Director

/s/ TERRANCE A. SMITH                                              28 July, 2000
------------------------------------------
Terrance A. Smith, Director

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS

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

   Notes to consolidated financial statements                 F-12 to F-31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Boston Restaurant Associates, Inc.

We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 30, 2000 and April 25, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 30, 2000 and April 25, 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                 BDO Seidman, LLP

Boston, Massachusetts
June 28, 2000

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                                    APRIL 30,               April 25,
                                                                     2000                     1999
-----------------------------------------------------------------------------------------------------------
ASSETS (Note 4)

CURRENT:
   Cash and cash equivalents                                     $   947,386              $1,863,299
   Accounts receivable                                                49,276                  32,121
   Inventories (Note 1)                                              370,672                 214,657
   Prepaid expenses and other                                         46,915                  51,085
-----------------------------------------------------------------------------------------------------------
     Total current assets                                          1,414,249               2,161,162
-----------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (Note 8):
   Building                                                          512,500                 512,500
   Leasehold improvements                                          5,166,962               3,220,587
   Equipment, furniture and fixtures                               3,192,541               2,290,488
-----------------------------------------------------------------------------------------------------------
                                                                   8,872,003               6,023,575
   Less accumulated depreciation and amortization                  3,207,082               2,567,084
-----------------------------------------------------------------------------------------------------------
     Net property and equipment                                    5,664,921               3,456,491
-----------------------------------------------------------------------------------------------------------
OTHER ASSETS (Note 2)                                              1,228,706               1,270,041
-----------------------------------------------------------------------------------------------------------
                                                                 $ 8,307,876              $6,887,694
===========================================================================================================

          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                     (CONTINUED)

                                                                                      APRIL 30,               April 25,
                                                                                       2000                     1999
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $    396,337             $   236,770
   Accrued expenses (Note 3)                                                         1,032,610                 651,089
   Current maturities (Notes 4, 5, and 8):
     Long-term debt                                                                    328,963                 122,076
     Notes payable - stockholder                                                         4,994                   4,740
     Obligations under capital leases                                                  215,100                 102,200
--------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     1,978,004               1,116,875

LONG-TERM OBLIGATIONS:
   Long-term debt, less current maturities (Note 4)                                    738,567                 362,925
   Notes payable - stockholder, less current maturities (Note 5)                       111,577                 116,569
   Obligations under capital leases, less current maturities (Note 8)                  465,749                 331,403
   Deferred rent (Note 8)                                                              148,737                 106,513
   Subordinated debentures (Note 6)                                                  1,500,000               1,500,000
--------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                             4,942,634               3,534,285
--------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                --                  29,009
--------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Notes 6 and 9):
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
     none issued                                                                            --                      --
   Common stock, $.01 par value 25,000,000 shares authorized;
     issued 7,060,170 shares; outstanding 7,035,170 and 7,060,170 shares                70,602                  70,602
   Additional paid-in capital                                                       10,922,636              10,922,636
   Accumulated deficit                                                              (7,603,304)             (7,668,838)
--------------------------------------------------------------------------------------------------------------------------
                                                                                     3,389,934               3,324,400
   Less treasury stock, 25,000 shares in 2000 at cost                                  (24,692)                      -
--------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                    3,365,242               3,324,400
--------------------------------------------------------------------------------------------------------------------------
                                                                                  $  8,307,876             $ 6,887,694
==========================================================================================================================

          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                                      APRIL 30,               April 25,
YEARS ENDED                                                                            2000                     1999
--------------------------------------------------------------------------------------------------------------------------
REVENUES:
   Restaurant sales                                                             $   15,960,743           $  12,153,934
   Franchise fees (Note 8)                                                              52,578                  20,000
--------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                                 16,013,321              12,173,934
--------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of food, beverages and liquor                                                3,284,015               2,546,026
   Other operating expenses                                                          9,471,227               7,114,457
   General and administrative                                                        1,719,071               1,663,649
   Depreciation and amortization                                                       762,346                 545,092
   Pre-opening costs                                                                   453,002                  42,197
--------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                                       15,689,661              11,911,421
--------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                       323,660                 262,513

INTEREST EXPENSE, net of interest income of $48,257 and
  $72,013 in 2000 and 1999, respectively                                              (327,164)               (241,973)

OTHER INCOME, net                                                                        5,171                   4,963
--------------------------------------------------------------------------------------------------------------------------
   Income before minority interest                                                       1,667                  25,503

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY                                             63,867                  34,133
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $       65,534           $      59,636
--------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE OF COMMON STOCK (Note 11):
   Basic                                                                        $         0.01           $        0.01
   Diluted                                                                      $         0.01           $        0.01

          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------
                                    Common Stock
                                   $.01 PAR VALUE       Additional    Accumulated      TREASURY STOCK          Total
                                   --------------         Paid-in                     ----------------     Stockholder's
                                  Shares    Amount        Capital       Deficit       Shares    Amount        Equity
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, April 26, 1998        7,021,970    $70,220   $10,846,333     $(7,728,474)        --   $     --     $3,188,079

   Exercise of employee stock
     options                       2,200         22         2,178              --         --         --          2,200

   Issuance of common stock
     in exchange for
     services (Note 10)           36,000        360        17,816              --         --         --         18,176

   Issuance of options
     in exchange for
     services (Note 10)               --         --        56,309              --         --         --         56,309

   Net income for the year            --         --            --          59,636         --         --         59,636
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, April 25, 1999        7,060,170     70,602    10,922,636      (7,668,838)        --         --      3,324,400

   Purchase of treasury stock         --         --            --              --     25,000    (24,692)       (24,692)

   Net income for the year            --         --            --          65,534         --         --         65,534
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, April 30, 2000        7,060,170    $70,602   $10,922,636     $(7,603,304)    25,000   $(24,692)    $3,365,242
=============================================================================================================================

          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 10)

                                                                           APRIL 30,                April 25,
YEARS ENDED                                                                  2000                     1999
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $    65,534              $   59,636
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           762,346                 545,092
     Options granted in exchange for services                                     --                  56,309
     Common stock issued in exchange for services                                 --                  18,176
     Minority interest in net loss of subsidiary                             (63,867)                (34,133)
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (17,155)                 14,837
       Inventories                                                          (156,015)                 (2,586)
       Prepaid expenses and other                                              4,170                  (1,933)
       Other assets                                                          (81,013)                (43,901)
       Accounts payable                                                      159,567                 (77,354)
       Accrued expenses                                                      381,521                 160,564
       Deferred rent                                                          42,224                  20,851
----------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                         1,097,312                 715,558
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (2,452,581)               (485,960)
   Proceeds from sales of fixed assets                                         7,000                      --
----------------------------------------------------------------------------------------------------------------
         Net cash used for investing activities                           (2,445,581)               (485,960)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                  845,000                 538,472
   Repayments of long-term debt                                             (262,471)               (678,471)
   Repayments of capital lease obligations                                  (155,601)                (75,481)
   Repayments of stockholder loans                                            (4,738)                 (4,522)
   Minority interest investment in subsidiary                                 34,858                  63,142
   Proceeds from exercise of stock options                                        --                   2,200
   Purchase of treasury stock                                                (24,692)                     --
----------------------------------------------------------------------------------------------------------------
         Net cash provided by (used for) financing activities                432,356                (154,660)
----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (915,913)                 74,938

CASH AND CASH EQUIVALENTS, beginning of year                               1,863,299               1,788,361
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                   $   947,386              $1,863,299
----------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS   The Company is engaged in the restaurant business. As of
AND BASIS OF         April 30, 2000, the Company operated thirteen pizza
PRESENTATION         restaurants and two casual Italian dining restaurants. As
                     of April 25, 1999, the Company operated ten pizza
                     restaurants and one casual Italian dining restaurant.

                     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

FISCAL YEAR          The Company's fiscal year ends on the last Sunday in April.
                     Fiscal years 2000 and 1999 included 53 weeks and 52 weeks, respectively.

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

CASH EQUIVALENTS     For purposes of the statements of cash flows, the Company
                     considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.
                     Cash equivalents were approximately $293,000 and $1,415,000 at April 30, 2000 and April 25, 1999, respectively.

FINANCIAL            The estimated fair values of the Company's financial
INSTRUMENTS          instruments, which consist of cash and cash equivalents,
                     accounts receivable, accounts payable, accrued expenses,
                     and certain long-term obligations, approximate their
                     carrying values based on their maturity dates and
                     prevailing market interest rates.

INVENTORIES          Inventories are valued at the lower of cost (first-in,
                     first-out) or market.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

PROPERTY AND         Property and equipment are stated at cost. Depreciation is
EQUIPMENT            computed using accelerated and straight-line methods over
                     the estimated useful lives of the assets. Leasehold
                     improvements are amortized over the estimated useful lives of the improvements or the length of the related lease,
                     including anticipated renewal periods, whichever is
                     shorter.

OTHER ASSETS

GOODWILL Goodwill resulting from the excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years.

DEFERRED FINANCING   Costs incurred in connection with obtaining financing are
COSTS                amortized over the terms of the related debt.

LEASE ACQUISITION    Costs incurred in connection with the purchases of leases
RIGHTS               are being amortized over the terms of the leases.

REVENUE RECOGNITION

RESTAURANT SALES     Substantially all restaurant sales represent retail sales
                     to the general public through Company-owned restaurants.
                     Such amounts are recognized as revenue at the point of
                     sale.

FRANCHISE FEES       Franchise fees resulting from the sale of individual
                     franchise locations are recognized as revenue upon the
                     commencement of franchise operations. Revenues from the
                     sale of area development rights are recognized
                     proportionately as the franchised restaurants, subject to
                     the area development agreements, commence operations.
                     Franchise royalties, which are based on a percentage of
                     franchised restaurants' sales, are recognized as earned.

ADVERTISING COSTS    Advertising costs are expensed when incurred. Advertising
                     expense amounted to approximately $177,000 in 2000 and
                     $203,000 in 1999.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

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

STOCK OPTIONS        The Company follows the provisions of Statement of
                     Financial Accounting Standards No. 123, "Accounting for
                     Stock-Based Compensation." The Company has elected to
                     continue to account for stock options at their intrinsic
                     value with disclosure of the effects of fair value
                     accounting on earnings and earnings per share of common
                     stock on a pro forma basis.

NET INCOME PER       The Company follows Statement of Financial Accounting
SHARE OF COMMON      Standards No. 128 ("SFAS No. 128"), "Earnings per Share."
STOCK                Under SFAS No. 128, basic earnings per share excludes the
                     effect of any dilutive options, warrants or convertible
                     securities and is computed by dividing the net income
                     (loss) available to common shareholders by the weighted
                     average number of common shares outstanding for the period.
                     Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum
                     of the weighted average number of common shares and common share equivalents computed using the average market price
                     for the period under the treasury stock method.


                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

LONG-LIVED ASSETS    The Company evaluates its long-lived assets under the
                     provisions of Statement of Financial Accounting Standards
                     No. 121 ("SFAS No. 121"), "Accounting for the Impairment of
                     Long-Lived Assets and for Long-Lived Assets to be Disposed
                     of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable
                     intangibles to be held and used and for long-lived assets
                     and certain identifiable intangibles to be disposed of.

                     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.

NEW ACCOUNTING       In June 1998, the Financial Accounting Standards Board
STANDARD             issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133
                     requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to
                     measure them at their fair values. If certain conditions
                     are met, a derivative may be specifically designated as a
                     hedge, the objective of which is to match the timing of
                     gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the
                     hedged assets or liability or (ii) the earnings effect of
                     the hedged forecasted transaction. For a derivative not
                     designated as a hedging instrument, the gain or loss is
                     recognized in income in the period of change. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES                       Inventories consist of the following:

                                                                                              APRIL 30,          April 25,
                                                                                                2000               1999
                                      --------------------------------------------------------------------------------------
                                      Food, beverages, and liquor                          $   195,372         $   105,643
                                      Paper goods and supplies                                 175,300             109,014
                                      --------------------------------------------------------------------------------------
                                      Total                                                $   370,672         $   214,657
                                      ======================================================================================

2. OTHER ASSETS                       Other assets consist of the following:

                                                                                              APRIL 30,          April 25,
                                                                                                2000               1999
                                      --------------------------------------------------------------------------------------
                                      Goodwill                                           $     765,133       $     765,133
                                      Lease acquisition rights                                 290,700             290,700
                                      Deferred financing costs                                 281,275             288,775
                                      Deposits and other                                       338,913             243,848
                                      --------------------------------------------------------------------------------------
                                                                                             1,676,021           1,588,456
                                      Less accumulated amortization                            447,315             318,415
                                      --------------------------------------------------------------------------------------
                                      Other assets, net                                  $   1,228,706       $   1,270,041
                                      --------------------------------------------------------------------------------------

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES                   Accrued expenses consist of the following:

                                                                                              APRIL 30,          April 25,
                                                                                                2000               1999
                                      -------------------------------------------------------------------------------------
                                      Compensation                                       $     275,836         $   222,464
                                      Interest                                                 195,569             168,207
                                      Other                                                    154,587              52,977
                                      Professional fees                                        138,771              87,176
                                      Accrued rent                                             106,883              24,114
                                      Taxes other than income taxes                             88,925              44,944
                                      Gift certificates                                         72,039              51,207
                                      --------------------------------------------------------------------------------------
                                      Total                                              $   1,032,610         $   651,089
                                      --------------------------------------------------------------------------------------

4. REVOLVING CREDIT  In November 1998, the Company obtained a $2,000,000
   FACILITY AND      revolving credit facility with a bank which was fully
   LONG-TERM DEBT    utilized as of May 31, 2000. At the Company's option,
                     borrowings used to repay existing bank debt or to finance construction of new restaurant locations may be in the form of a term loan, payable over a four year period with variable interest rate options. Borrowings used to fund short-term working capital needs bear interest at the bank's base lending rate plus 1%. Such borrowings plus accrued interest are due in full within 30 days of issuance. The Revolving Credit Facility Agreement requires compliance with various covenants including leverage ratio, debt service ratio and certain earnings ratios. Outstanding borrowings against this credit facility amounted to $1,067,530 at April 30, 2000 and consisted of term notes payable. All borrowings under the revolving credit facility are collateralized by substantially all of the Company's assets.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. REVOLVING CREDIT
   FACILITY AND
   LONG-TERM DEBT
   (Continued)

   LONG-TERM DEBT                     Long-term debt consists of the following:

                                                                                              APRIL 30,          April 25,
                                                                                                2000               1999
                                      --------------------------------------------------------------------------------------
                                      Notes payable to a bank bearing interest
                                         at 7.84%, representing borrowings
                                         against the Company's revolving credit
                                         facility, payable in aggregate monthly
                                         installments of $12,984 through
                                         November 2002.                                      $363,280           $485,001

                                      Notes payable to a bank bearing interest at
                                         8.89%, representing borrowings against the
                                         Company's revolving credit facility, payable
                                         in aggregate monthly installments of $8,443
                                         through June 2003.                                   278,741                 --

                                      Notes payable to a bank bearing interest at
                                         9.12%, representing borrowings against the
                                         Company's revolving credit facility, payable
                                         in aggregate monthly installments of $7,607
                                         through August 2003.                                 261,543                 --

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. REVOLVING CREDIT
   FACILITY AND
   LONG-TERM DEBT
   (Continued)

   LONG-TERM DEBT
   (Continued)

                                                                                              APRIL 30,          April 25,
                                                                                                2000               1999
                                      -------------------------------------------------------------------------------------
                                      Notes payable to a bank bearing interest at
                                         8.89%, representing borrowings against the
                                         Company's revolving credit facility, payable
                                         in aggregate monthly installments of $4,967
                                         through June 2003.                                  163,966                     --
                                      -------------------------------------------------------------------------------------
                                      Total                                                  1,067,530             485,001

                                      Less current maturities                                  328,963             122,076
                                      -------------------------------------------------------------------------------------
                                      Long-term debt                                     $     738,567         $   362,925
                                      =====================================================================================

                                      Maturities of long-term debt are as
                                        follows:

                                      FISCAL YEAR ENDING                                                          Amount
                                      --------------------------------------------------------------------------------------
                                      2001                                                                   $     328,963
                                      2002                                                                         358,109
                                      2003                                                                         324,076
                                      2004                                                                          56,382
                                      --------------------------------------------------------------------------------------
                                      Total                                                                  $   1,067,530
                                      --------------------------------------------------------------------------------------

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. NOTES PAYABLE -   Notes payable - stockholder consists of two notes, with
   STOCKHOLDER       interest at 7.18% and 8%, payable in aggregate monthly
                     installments of principal and interest of $810, maturing
                     January 2017. Maturities of notes payable-stockholder are as follows:

                     FISCAL YEAR ENDING                          Amount
                     ------------------------------------------------------
                     2001                                     $     4,994
                     2002                                           5,274
                     2003                                           5,567
                     2004                                           5,820
                     2005                                           6,114
                     Thereafter                                    88,802
                     ------------------------------------------------------
                     Total                                    $   116,571
                     ======================================================

6. SUBORDINATED      Subordinated debentures outstanding at April 30, 2000 and
   DEBENTURES        April 25, 1999 consist of convertible debentures bearing
                     interest at variable rates of 8% through December 31, 1997, 10% through December 31, 1998, 12% through December 31,
                     1999 and 14% through December 31, 2011, payable semi-annually and convertible into the Company's common stock at a conversion rate of $1.25 per share. The Company has recorded interest costs related to these debentures at a straight-lined rate of 13.2%. The convertible debentures are convertible at the option of the holder, at any time, and automatically convert into shares of common stock at the conversion rate if the average bid price of the Company's common stock for any sixty consecutive trading days is equal to or greater than $3.00. The debentures are due on December 31, 2011.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. TAXES ON INCOME   At April 30, 2000, the Company has the following net
                     operating loss carryforwards, subject to review by the Internal Revenue Service, available to offset future federal taxable income:

                                                                                                               Expiration
                                                                                                Amount            Dates
                     -----------------------------------------------------------------------------------------------------
                     Net operating losses purchased in a 1994
                        acquisition, whose use is limited.                                    $2,867,000       2004-2009

                     Net operating losses incurred before and
                        after acquisition and available for
                        immediate offset against taxable
                        income.                                                               $4,189,000       2000-2013

                     Deferred tax assets are comprised of the following:

                                                                             APRIL 30,          April 25,
                                                                               2000               1999
                     --------------------------------------------------------------------------------------
                     Deferred tax assets:
                        Net operating loss carryforwards               $    2,822,400      $    2,932,000
                        Depreciation                                          376,000             374,000
                        Valuation allowance                                (3,198,400)         (3,306,000)
                     --------------------------------------------------------------------------------------
                          Net deferred tax assets                      $           --      $           --
                     ======================================================================================

                     The Company has provided a valuation allowance equal to 100% of its total deferred tax assets in recognition of the uncertainty regarding the ultimate amount of the deferred tax assets that will be realized.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. TAXES ON INCOME   A reconciliation of the statutory federal income tax rate
   (Continued)       and the effective tax rate as a percentage of income before taxes on income is as follows:

                                                                             APRIL 30,          April 25,
                     YEARS ENDED                                               2000               1999
                     --------------------------------------------------------------------------------------
                     Statutory rate                                           34.0%              34.0%

                     Utilization of net operating  loss  carryforward
                        generating no current or deferred tax effect.        (34.0)             (34.0)
                     --------------------------------------------------------------------------------------
                     Effective tax rate                                         --%                --%
                     ======================================================================================

8. COMMITMENTS AND
   CONTINGENCIES

   LEASES The Company is obligated under noncancellable operating leases for its leased restaurant locations, office, commissary and warehouse space. Lease terms range from five to twenty years and, in certain instances, include options to extend the original terms. Generally, the Company is required to pay its proportionate share of real estate taxes, insurance, common area, and other operating costs in addition to annual base rent. Substantially all restaurant leases provide for contingent rent based on sales in excess of specified amounts. The Company also leases equipment under capital leases.

                     The following is an analysis of equipment held under capital leases, included in property and equipment in the accompanying consolidated balance sheets:

                                                                             APRIL 30,          April 25,
                     YEARS ENDED                                               2000               1999
                     ------------------------------------------------------------------------------------
                     Equipment                                            $   964,966         $   566,095

                     Less accumulated amortization                            255,147              94,021
                     ------------------------------------------------------------------------------------
                     Net leased property under capital leases             $   709,819         $   472,074
                     ====================================================================================

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND
   CONTINGENCIES

   LEASES            Aggregate minimum rental requirements under capital leases
   (Continued)       and operating leases as of April 30, 2000, are
                     approximately as follows:

                                                                          Capital              Operating
                     FISCAL YEAR ENDING                                   Leases                Leases
                     ------------------------------------------------------------------------------------
                     2001                                               $   279,528       $     2,517,000
                     2002                                                   257,848             2,473,000
                     2003                                                   231,602             2,408,000
                     2004                                                    28,381             2,352,000
                     2005                                                        --             2,195,000
                     Thereafter                                                  --             7,553,000
                     ------------------------------------------------------------------------------------
                     Total minimum lease payments                           797,359       $    19,498,000
                                                                                          ===============
                     Amount representing interest                           116,510
                     --------------------------------------------------------------
                     Present value of net minimum
                       lease payments                                       680,849

                     Less current maturities                                215,100
                     --------------------------------------------------------------
                     Long-term maturities                               $   465,749
                     --------------------------------------------------------------

                     Deferred rent liabilities of $148,737 and $106,513 as of April 30, 2000 and April 25, 1999, respectively, were recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

                     Rent expense under all operating leases amounted to approximately $2,191,000 and $1,668,000 during fiscal 2000 and 1999, respectively, which included contingent rent of approximately $81,000 and $34,000, respectively.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND
   CONTINGENCIES
   (Continued)

   LEASE GUARANTEES  In connection with the sale of a restaurant to a non-affiliated third-party, the Company is a guarantor of certain lease payments required under a lease assumed by the buyer which expires in fiscal 2001. At April 30, 2000, the Company is contingently liable for approximately
                     $161,000 under the guaranty. The Company's management believes that the buyer of the location will be able to perform under the terms of the lease and that no payments will be required and no losses will be incurred by the Company under the guaranty.

   FRANCHISING       In December 1997, the Company formed Boston Restaurant
                     Associates International, Inc. ("BRAII"), a wholly-owned
                     subsidiary, for the purpose of offering Pizzeria Regina and
                     Polcari's North End bistro restaurant franchise opportunities both domestically and internationally. During fiscal 2000, the Company recognized $52,578 in franchise fee revenues,
                     $20,000 relating to the opening of a domestic Pizzeria
                     Regina franchise, and $32,578 related to royalties.
                     Approximately $6,700 in royalty revenues were related to a franchise controlled by a Company director. During fiscal
                     1999, the Company recognized $20,000 in franchise fee
                     revenues related to the opening of a domestic Pizzeria
                     Regina franchise controlled by a Company director.


                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND
   CONTINGENCIES
   (Continued)

   INTERNATIONAL     In January  1998, the Company entered into an International
   DEVELOPMENT       Development Agreement ("Development Agreement") with
   AGREEMENT         Regina International, Ltd. ("Regina International"), a
                     corporation controlled by a Company director, to pursue and develop franchise territories outside the Americas,
                     anticipated to be principally in Europe, the Far East, and the Pacific Rim.

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

                     The Company is also required to pay Regina International during the term of the agreement a royalty equal to 40% of the gross revenues of BRAII less international expenses.
                     The royalty payment is subject to reduction, if certain levels of international expenses in relation to revenues are not achieved by BRAII. As of April 30, 2000, no development fees or royalties have been earned.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND
   CONTINGENCIES
   (Continued)

   LITIGATION        (A) JOINT VENTURE AND DEVELOPMENT AGREEMENTS

                     In December 1998, the Company formed a joint venture with Italian Ventures, LLC ("Italian Ventures"), a Kentucky limited liability company controlled by two then Company directors, and entered into a Development Agreement (the
                     "Agreement") for the purpose of developing domestic casual
                     Italian dining restaurants in a bistro format. The Company has a 51% equity interest in the joint venture entity, Regina Ventures, LLC ("Regina Ventures").

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

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND
   CONTINGENCIES
   (Continued)

   LITIGATION        (A) JOINT VENTURE AND DEVELOPMENT AGREEMENTS (continued)
   (Continued)
                     During fiscal 2000, the Company has been involved in legal proceedings with Italian Ventures, LLC. The purpose of that joint venture was to jointly develop so-called "bistro"
                     restaurants, which were predicated upon existing Company
                     restaurant concepts; that is, the Saugus-based Polcari's
                     North End restaurant and the Pizzeria Regina restaurants.
                     The relationship fell apart shortly after formation of the joint venture due to actions and omissions by Italian
                     Ventures that the Company believed were inappropriate,
                     including Italian Ventures' failure to provide necessary
                     and anticipated funding for the prospective joint
                     development. Despite the fact that no joint restaurant
                     development ever took place, Italian Ventures has made a
                     series of claims which, if established, would subject the
                     Company to material damages. The Company believes that it
                     is the aggrieved party in this dispute and that it has
                     strong defenses to each of the claims, and intends to
                     prosecute its claims and defend itself vigorously.
                     The parties have recently completed an unsuccessful
                     mediation hearing and the case is now proceeding to
                     arbitration as provided for by the relevant agreements
                     between the parties. The arbitration hearing is likely to
                     take place in early Fall 2000, with a resolution likely
                     before January 2001.

                     (B) OTHER MATTERS

                     In addition, the Company is involved in various other legal matters in the ordinary course of its business. Each of these other matters is subject to various uncertainties and some of these other matters may be resolved unfavorably to the Company. Management believes that any liability that may ultimately result from these other matters will not have a material adverse effect on the Company's financial position.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS'
   EQUITY

   PREFERRED STOCK   In September 1998, the Company's stockholders authorized
                     the Company to issue up to 10,000,000 shares of preferred
                     stock, $.01 par value per share. The preferred stock may be issued in one or more series. The terms of the issuances
                     will be determined by the Board of Directors on the dates
                     of the issuances and may include provisions for voting
                     rights, preferences, conversion and redemption rights, and other limitations or restrictions.

   STOCK OPTIONS
   AND WARRANTS      In July 1994, the Company's stockholders approved the 1994
                     Combination Stock Option Plan (the "1994 Combination Plan")
                     and the 1994 Non-Employee Director Stock Option Plan (the
                     "1994 Director Plan").

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

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS'
   EQUITY
   (Continued)

   STOCK OPTIONS
   AND WARRANTS
   (Continued)       Incentive stock options may be granted to holders of more
                     than 10% of the Company's common stock at an exercise price of at least 110% of the fair market value of the Company's common stock at the grant date. The terms of the options
                     granted are to be determined by the Committee, but in no
                     event shall the term of any incentive stock option extend
                     beyond three months after the time a participant ceases to be an employee of the Company. No options may be exercised more than five years after the date of the grant for 10%
                     stockholders, or ten years after the date of grant for all other participants. A total of 500,000 shares of common
                     stock have been reserved for issuance under the 1994
                     Combination Plan.

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

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS'
   EQUITY
   (Continued)

   STOCK OPTIONS     Changes in options outstanding under the 1994 Plans,
   AND WARRANTS      options issued in connection with the guarantees of certain
   (Continued)       leases and debt by the Company's President and Treasurer,
                     and options issued under prior plans which have expired are summarized as follows:

                                                                                               Weighted-
                                                                                                Average
                                                                                               Exercise
                                                                         Shares                  Price
                     --------------------------------------------------------------------------------------
                     BALANCE, April 26, 1998                              987,946                  $ 1.08
                            Granted                                       145,000                    1.13
                            Exercised                                      (2,200)                   1.00
                     --------------------------------------------------------------------------------------
                     BALANCE, April 25, 1999                            1,130,746                    1.08
                            Granted                                       136,500                    1.00
                     --------------------------------------------------------------------------------------
                     BALANCE, April 30, 2000                            1,267,246                  $ 1.07
                     ======================================================================================

                     As of April 30, 2000, options for 1,056,646 shares were exercisable at prices ranging from $0.88 to $2.38. As of April 25, 1999, options for 902,846 shares were exercisable at prices ranging from $0.88 to $2.38.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS'
   EQUITY
   (Continued)

   STOCK OPTIONS     The following tables summarizes stock options outstanding
   AND WARRANTS      and exercisable at April 30, 2000:
   (Continued)

                                                                      OPTIONS OUTSTANDING
                                                     -----------------------------------------------------
                                                                            Weighted-
                                                                             Average          Weighted-
                                 Range of                                   Remaining          Average
                                 Exercise              Number              Contractual        Exercise
                                  Prices             Outstanding          Life (years)          Price
                     -------------------------------------------------------------------------------------
                             $        2.38                5,000            5.3                 $ 2.38
                                      1.88               42,000            5.9                   1.88
                               1.24 - 1.56              183,346            3.9                   1.32
                                .88 - 1.17            1,036,900            3.6                    .98
                     -------------------------------------------------------------------------------------
                             $  .88- $2.38            1,267,246            3.8                 $ 1.07
                     =====================================================================================

                                                                       OPTIONS EXERCISABLE
                                                                ------------------------------------------
                                                                                              Weighted-
                                 Range of                                                      Average
                                 Exercise                         Number                      Exercise
                                  Prices                        Exercisable                     Price
                     -------------------------------------------------------------------------------------
                             $        2.38                          4,000                      $ 2.38
                                      1.88                         37,600                        1.88
                               1.24 - 1.56                        162,346                        1.30
                                .88 - 1.17                        852,700                         .98
                     -------------------------------------------------------------------------------------
                             $  .88 -$2.38                      1,056,646                      $ 1.06
                     -------------------------------------------------------------------------------------

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS'
   EQUITY
   (Continued)

   STOCK OPTIONS     At April 30, 2000, warrants outstanding, all of which are
   AND WARRANTS      exercisable, consist of the following:
   (Continued)

                     (a) Warrants to purchase 25,000 shares of common stock at a purchase price of $2.80 per share, expiring December
                          28, 2000 and warrants to purchase 25,000 shares of common stock at a purchase price of $2.80 per share, expiring April 19, 2001, granted to a bank in connection with the issuance of certain notes payable.

                     (b) Warrants to purchase 350,000 and 150,000 shares of common stock at an exercise price of $3.00 per share, expiring December 31, 2006 and January 25, 2008, respectively, granted in consideration for brokerage services related to the issuance of convertible subordinated debentures.

                     The convertible subordinated debentures with an outstanding balance of $1,500,000 as of April 30, 2000 are convertible into common shares at $1.25 per share. Accordingly, 1,200,000 shares have been reserved for conversion of the subordinated debentures.

                     At April 30, 2000, 3,330,846 shares of common stock were reserved with respect to outstanding options, warrants and convertible debentures.

                     During fiscal 2000, warrants to purchase 210,000 and 1,708,000 shares of common stock at $2.00 and $3.20 per share, respectively, expired. Warrants to purchase 75,000 units (375,000 shares of common stock) at $3.20 per share also expired during fiscal 2000. No units, warrants, or options expired during fiscal 1999.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS'
   EQUITY
   (Continued)

   STOCK OPTIONS     The Company accounts for its stock-based compensation plans
   AND WARRANTS      using the intrinsic value method. Accordingly, no
   (Continued)       compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's two stock
                     option plans and options issued in connection with the
                     guarantee of certain debt been determined based on the fair value at the grant dates for awards under those plans
                     consistent with the method of FASB Statement 123,
                     "Accounting for Stock-Based Compensation," the Company's
                     net income (loss) and income (loss) per share would have
                     been adjusted to the pro forma amounts indicated below:

                                                                            APRIL 30,          April 25,
                     YEARS ENDED                                               2000               1999
                     -------------------------------------------------------------------------------------
                     Net income (loss)            As reported               $  65,534          $   59,636
                                                  Pro forma                 $   3,532          $  (12,644)

                     Basic income (loss)          As reported               $    0.01          $     0.01
                       per share                  Pro forma                 $    0.00          $    (0.00)

                     Diluted income (loss)        As reported               $    0.01          $     0.01
                       per share                  Pro forma                 $    0.00          $    (0.00)

                     In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: dividend yield of 0% for both years, expected volatility of 58% and 49% for 2000 and 1999, respectively, risk free rates ranging from 5.9% to 6.5% for 2000 and 4.6% to 5.3% for 1999, and expected lives ranging from 5 to 10 years for both 2000 and 1999. The weighted average per share fair value of options granted in fiscal 2000 and 1999 was $0.69 and $0.60, respectively.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SUPPLEMENTAL     Cash paid for interest and income taxes are as follows:
    CASH FLOW
    INFORMATION


                                                                             APRIL 30,          April 25,
                     YEARS ENDED                                               2000               1999
                     ------------------------------------------------------------------------------------
                     Interest                                             $   348,059         $   266,638
                     Income taxes                                         $        --         $        --

                     Noncash investing and financing activities are
                       as follows:

                                                                             APRIL 30,          April 25,
                     YEARS ENDED                                               2000               1999
                     --------------------------------------------------------------------------------------

                     Capital leases entered into during the year          $   398,871         $    73,330

                     Common stock and options issued in
                       exchange for services                              $        --         $    74,485


11. NET INCOME       The following is a reconciliation of the denominator
    PER SHARE OF     (number of shares) used in the computation of earnings
    COMMON           per share. The numerator (net income) is the same for the
    STOCK            basic and diluted computations.

                                                                             APRIL 30,          April 25,
                     YEARS ENDED                                               2000               1999
                     --------------------------------------------------------------------------------------
                     Basic shares                                           7,046,545           7,038,314

                     Effect of dilutive securities:
                        Options                                                   168             145,815
                     --------------------------------------------------------------------------------------
                     Diluted shares                                         7,046,713           7,184,129
                     --------------------------------------------------------------------------------------

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. NET INCOME       The following table summarizes securities that were
    PER SHARE OF     outstanding as of April 30, 2000 and April 25, 1999,
    COMMON           but not included in the calculations of net income per
    STOCK            share because such securities are antidilutive:
    (Continued)

                                                      APRIL 30,          April 25,
                     YEARS ENDED                        2000               1999
                     --------------------------------------------------------------
                     Options                          1,120,246             230,346
                     Warrants                           550,000           2,843,000
                     Convertible debentures           1,200,000           1,200,000