Form 10QSB
period 2000-07-30
BOSTON RESTAURANT ASSOCIATES INC
filed 2000-09-11
CIK 926295

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended July 30, 2000.

[  ]     Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of

         1934. For the transition period from _________ to __________.

                             Commission File Number
                                     0-18369
                                     ________

                       BOSTON RESTAURANT ASSOCIATES, INC.
                       ___________________________________
           (Name of Small Business Issuer as Specified in its Charter)

             DELAWARE                                  61-1162263
             ________                                  __________

          (State or Other                I.R.S. Employer Identification No.
          Jurisdiction of
         Incorporation or
          Organization)

                                  999 Broadway
                             Saugus - Massachusetts
                             ______________________
                                     01906
                                     ______
                             (Address of Principal
                               Executive Offices)

(781) 231-7575
(Issuer's Telephone Number
Including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No __.

As of September 5, 2000, 7,035,170 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX


PART I-FINANCIAL INFORMATION                                                           Page
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of July 30, 2000 and
         April 30, 2000  ............................................................... 3

         Condensed Consolidated Statements of Operations for the thirteen weeks ended July 30, 2000 and July 25, 1999 ......................................... 4

         Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended July 30, 2000 and July 25, 1999  .................................. 5

         Notes to Condensed Consolidated Financial Statements .......................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  ........................................................ 8

PART II-OTHER INFORMATION    ...........................................................13

        SIGNATURES   ...................................................................14

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                        July 30                April 30
                                                                                          2000                   2000
                                                                                  ---------------------   --------------------
                 ASSETS
                 Current:
                    Cash and cash equivalents                                               $1,917,218               $947,386
                    Accounts receivable                                                        101,803                 49,276
                    Inventories                                                                360,861                370,672
                    Prepaid expenses and other                                                  19,970                 46,915
                                                                                  ---------------------   --------------------

                       Total current assets                                                  2,399,852              1,414,249
                                                                                  ---------------------   --------------------

                 Property and equipment:
                    Building                                                                   512,500                512,500
                    Leasehold improvements                                                   5,237,515              5,166,962
                    Equipment, furniture and fixtures                                        3,368,542              3,192,541
                                                                                  ---------------------   --------------------

                                                                                             9,118,557              8,872,003

                    Less accumulated depreciation and amortization                           3,409,373              3,207,082
                                                                                  ---------------------   --------------------

                       Net property and equipment                                            5,709,184              5,664,921
                                                                                  ---------------------   --------------------

                 Other assets                                                                1,198,145              1,228,706
                                                                                  ---------------------   --------------------

                       Total assets                                                          9,307,181              8,307,876
                                                                                  =====================   ====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 Current liabilities:

                    Accounts payable                                                           640,940                396,337
                    Accrued expenses                                                         1,022,228              1,032,610
                    Current maturities:
                     Notes payable-stockholder                                                   5,059                  4,994
                     Long-term debt                                                            508,086                328,963
                     Obligations under capital leases                                          221,924                215,100
                                                                                  ---------------------   --------------------

                     Total current liabilities                                               2,398,237              1,978,004

                 Long-term obligations:
                    Notes payable-stockholder, less current maturities                         110,287                111,577
                    Long-term debt, less current maturities                                  1,279,803                738,567
                    Obligations under capital leases, less current maturities                  407,635                465,749
                    Subordinated debentures                                                  1,500,000              1,500,000
                    Deferred rent                                                              164,170                148,737
                                                                                  ---------------------   --------------------

                     Total liabilities                                                       5,860,132              4,942,634
                                                                                  ---------------------   --------------------

                 Commitments and contingencies

                 Stockholders' equity :
                    Preferred stock, $.01 par value, 10,000,000
                       shares authorized;  none issued                                               0                      0
                    Common stock, $.01 par value, 25,000,000
                       shares authorized, 7,060,170 shares issued                               70,602                 70,602
                    Additional paid in capital                                              10,922,636             10,922,636
                    Accumulated deficit                                                     (7,521,497)            (7,603,304)
                                                                                  ---------------------   --------------------

                    Total paid-in capital and retained earnings                              3,471,741              3,389,934
                     Less:
                     Treasury stock, 25,000 shares at cost                                     (24,692)               (24,692)
                                                                                  ---------------------   --------------------
                    Total stockholders' equity                                               3,447,049              3,365,242
                                                                                  ---------------------   --------------------

                    Total liabilities and stockholders' equity                              $9,307,181             $8,307,876
                                                                                  =====================   ====================




                             See accompanying notes.
                                       -3-

                 BOSTON RESTAURANTS ASSOCIATES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)




                                                                THIRTEEN WEEKS ENDED

                                                            JULY 30              JULY 25
                                                             2000                 1999
                                                            -------              -------

REVENUES:

  Restaurant sales                                         $4,853,890           $3,201,508
  Franchise Fees                                                    0                    0
  Royalties                                                    12,300                1,548
                                                           ----------           ----------

     Total revenues                                         4,866,190            3,203,056

Cost and expenses:
  Cost of food, beverages and liquor                        1,002,701              632,320
  Payroll                                                   1,439,648              916,507
  Other operating expenses                                  1,492,854              938,898
  General and administrative                                  425,279              437,967
  Depreciation and amortization                               226,624              154,323
  Pre-opening costs                                           105,033              126,586
                                                           ----------           ----------

     Total costs and expenses                               4,692,139            3,206,601
                                                           ----------           ----------

Operating income (loss)                                       174,051               (3,545)

Other income                                                    4,370                  954
Interest income                                                14,777               14,501
Interest expense                                             (111,391)             (81,763)
                                                           ----------           ----------

  Income (loss) before minority interest                      $81,807              (69,853)

Minority interest in net loss of subsidiary                         0               40,576
                                                           ----------           ----------

Net income (loss)                                             $81,807             ($29,277)
                                                           ==========           ==========

Income (loss) per share-basic                                   $0.01                $0.00
                                                           ==========           ==========

Income (loss) per share-diluted                                 $0.01                $0.00
                                                           ==========           ==========

Weighted average number of common shares
outstanding-basic                                           7,035,170            7,060,170
                                                           ==========           ==========

Weighted average number of dilutive common
shares outstanding                                          7,037,810            7,074,580
                                                           ==========           ==========


                                   See accompanying notes
                                            -4-

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                        Thirteen Weeks Ended

                                                                                      July 30                July 25
                                                                                       2000                    1999

 Cash flows provided by operating activities                                               $542,314                 $95,498
                                                                                --------------------   ---------------------

 Cash flows from  investing activities:
   Capital expenditures                                                                    (240,326)               (282,805)
                                                                                --------------------   ---------------------

                 Cash flows used for investing activities                                  (240,326)               (282,805)
                                                                                --------------------   ---------------------


  Cash flows from financing activities:
   Repayments of long-term debt                                                            (79,641)                (29,531)
   Repayments of capital lease obligations                                                 (51,290)                (25,899)
   Repayments of stockholder loans                                                          (1,225)                 (1,162)
   Proceeds from long-term debt                                                            800,000                 540,000
   Minority interest investment in subsidiary                                                    0                  34,858
                                                                                --------------------   ---------------------

                 Cash flows provided by financing activities                                667,844                 518,266
                                                                                --------------------   ---------------------

  Increase in cash and cash equivalents                                                     969,832                 330,959

   Cash and cash equivalents at beginning of period                                         947,386               1,863,299
                                                                                --------------------   ---------------------

   Cash and cash equivalents at end of period                                            $1,917,218              $2,194,258
                                                                                ====================   =====================

                             See accompanying notes.
                                       -5-

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 30, 2000
                                   (unaudited)

NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended July 30, 2000 are not necessarily indicative of the results that may be expected for the year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2000. The balance sheet at April 30, 2000 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2001 period reflect the consolidated operations and cash flow of two casual dining Italian restaurant and thirteen Pizzeria Regina restaurants for the entire period. The accompanying statements of operations and cash flows for the fiscal 2000 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant, and ten Pizzeria Regina restaurants for the entire period and one additional Pizzeria Regina restaurant for part of the period.

NET INCOME (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income or loss) is the same for the basic and diluted computations.


                              Thirteen Weeks Ended
                              --------------------
                           July 30,           July 25,
                           2000                 1999
                           ----                -----
Basic                      7,035,170          7,060,170
Shares

Effect of
Dilutive
Securities:

         Options               2,640             14,410
                             -------          ---------

Diluted
Shares                      7,037,810         7,074,580
                            =========         =========


The following table summarizes securities that were outstanding as of July 30, 2000 and July 25, 1999, but not included in the calculation of net income per share because such securities are anti-dilutive:


                              Thirteen Weeks Ended
                              --------------------
                           July 30,           July 25,
                           2000                 1999
                           ----                -----
Options                  1,120,246               721,656


Warrants                   550,000             2,633,000


Convertible
Debentures               1,200,000             1,200,000

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

OVERVIEW

The Company's restaurant sales increased 52% in the first quarter of fiscal 2001. Restaurant sales in the most recent quarter were $4,854,000 compared to sales of $3,202,000 in the first quarter of fiscal 2000. The Company's operating income before pre-opening expenses was $279,000 for the first quarter of fiscal 2001 compared to $123,000 for the first quarter of fiscal 2000, which represented a 127% increase. Pre-opening expenses were $105,000 for first quarter fiscal 2001 compared to pre-opening expenses of $127,000 for the same quarter of fiscal 2000. The net income for the first quarter of fiscal 2001 was $82,000 compared to a loss of $29,000 for the same quarter of fiscal 2000. The increases in revenue and profit are the result of the contribution of the three new Pizzeria Regina food court kiosks and the one new bistro restaurant located in Salem, New Hampshire.

THIRTEEN WEEKS ENDED JULY 30, 2000 AS COMPARED TO THIRTEEN WEEKS ENDED JULY 25, 1999

RESTAURANT SALES.

Restaurant sales in the most recent quarter were $4,854,000, compared to net sales in the prior year's period of $3,202,000. The increase in restaurant sales in the fiscal 2001 period compared to the fiscal 2000 period was attributable to the opening of the new Kingston, Massachusetts Pizzeria Regina food court kiosk in June of 1999, the new Holyoke, Massachusetts Pizzeria Regina food court kiosk in September of 1999, the new Providence, Rhode Island Pizzeria food court kiosk in October of 1999, and the new Salem, New Hampshire bistro restaurant in January of 2000.

Sales for the restaurants open throughout both fiscal 2001 and 2000 periods increased by approximately 10.2%.

Net sales at the Company's Pizzeria Regina restaurants increased to $3,177,000 in the current period from $2,402,000 in the prior year's period. The increase in restaurant sales was principally due to the addition of sales from the three new Pizzeria Regina food court kiosks and secondarily due to an increase in aggregate same-store sales for existing Pizzeria Regina restaurants.

Net sales at the Company's full service casual dining restaurants increased to $1,668,000 in the current period from $795,000 in the prior year's period. This increase was primarily attributable to the addition of sales from the new Salem, New Hampshire bistro restaurant and increased customer traffic at the Saugus, Massachusetts Polcari's North End restaurant.

Net sales at the Company's commissary were $9,000 in the current period compared to $5,000 in the prior year's period. The increase in commissary sales was primarily attributable to sale of ingredients to the Company's Pizzeria Regina franchise restaurants.

ROYALTIES

During the current year period, the Company recognized $12,000 in royalties from its Las Vegas, Nevada Pizzeria Regina franchise, which opened in November 1999.

COSTS AND EXPENSES

COST OF FOOD, BEVERAGES AND LIQUOR.

Cost of food, beverages and liquor as a percentage of restaurant sales was 21% in the current period, as compared to 20% in the prior year's period.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 15% and 16% in the fiscal 2001 and 2000 periods, respectively. This decrease as a percentage of restaurant sales was principally due to lower cheese costs and cost control systems.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company's full service casual dining restaurants was 31% in the current period and 31% in the prior year's period.

OTHER OPERATING EXPENSES

PAYROLL EXPENSES.

Payroll expenses were $1,440,000 (30% of sales) in the current period compared to $917,000 (29% of sales) in the prior year's period.

Payroll expenses at the Pizzeria Regina restaurants increased to $823,000 (26% of sales) in the current period from $633,000 (26% of sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks.

Payroll expenses at the Company's full service casual dining restaurants increased to $553,000 (33% of sales) in the current period from $232,000 (29% of sales) in the prior year's period. The increase was primarily attributable to the opening of the new Salem, New Hampshire bistro restaurant.

Payroll expenses at the Company's Commissary were $64,000 for the fiscal 2001 period as compared to $52,000 in the fiscal 2000 period.

OTHER OPERATING EXPENSES, EXCLUSIVE OF PAYROLL.

Other operating expenses exclusive of payroll for the Company in the current period were $1,493,000 (31% of sales), compared to $939,000 (29% of sales) in the prior year's period. The increase was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks and the one new Salem, New Hampshire bistro restaurant.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants increased to $977,000 (31% of sales) in the current period from $714,000 (30% of sales) in the prior year's period. This increase was primarily attributable to the addition of the three new Pizzeria Regina food court kiosks.

Other operating expenses, exclusive of payroll, from the Company's full service casual dining restaurants increased to $386,000 (23% of sales) in the current period from $210,000 (26% of sales) in the prior year's period. The increase was primarily attributable to the opening of the new Salem, New Hampshire bistro restaurant. Other operating expenses also include commissary expenses, which was $19,000 in the current period, as compared to $13,000 in the prior year's period. In addition, other operating expenses included $111,000 in joint venture costs and franchising costs in the fiscal 2001 period and $2,000 in the fiscal 2000 period.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses were $425,000 (9% of sales) in the current period, as compared to $438,000 (14 % of sales) in the prior year's period. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the addition of sales generated by the three new Pizzeria Regina food court kiosks and the one new bistro restaurant. In addition, in the current period, the Company did not realize any consulting fees similar to those that occurred in the prior year's period.

DEPRECIATION AND AMORTIZATION EXPENSES.

Depreciation and amortization expense was $227,000 (5% of sales) in the current period, compared to $154,000 (5% of sales) in the prior year's period. The increase was attributable to the opening of the three new Pizzeria Regina food court kiosks and the one new bistro restaurant.

PRE-OPENING COSTS.

Pre-opening costs were $105,000 in the current period, compared to $127,000 in the prior year's period. Pre-opening costs in the current period consisted primarily of costs associated with the new Woburn, Massachusetts and the new Hyannis, Massachusetts bistro restaurants. There were also pre-opening costs associated with the Company's domestic franchising and international franchising ventures.

INTEREST EXPENSE AND INTEREST INCOME.

Interest expense was $111,000 in the current period as compared to $82,000 in the prior year's period. This increase was primarily due to the additional borrowings under the Company's credit facility and to additional capital equipment leases associated with the three new Pizzeria Regina food court kiosks and the one new Polcari's North End restaurant.

Interest income was $15,000 in the fiscal 2001 period, as compared to $15,000 in fiscal 2000 period.

LIQUIDITY AND CAPITAL RESOURCES.

At July 30, 2000, the Company had net working capital of approximately $2,000 and cash and cash equivalents of approximately $1,917,000.

During the thirteen weeks ended July 30, 2000, the Company had a net increase in cash and cash equivalents of $970,000 reflecting net cash provided by operating activities of $542,000, net cash used for investing activities of $240,000 and net cash provided by financing activities of $668,000.

Net cash provided by operating activities included an increase in accounts payable of $245,000, a decrease in prepaid expenses of $27,000, an increase in deferred rent of $15,000, a decrease in inventories of $10,000 partially offset by a reduction in accrued expenses of $10,000 and an increase in account receivables of $53,000. Net cash used for investing activities reflects costs associated with the opening of the new Salem, New Hampshire bistro restaurant and the two future bistro restaurants. Net cash provided by financing activities of $668,000 consisted of net repayments of long-term debt, lease obligations and stockholder loans in the aggregate amount of $132,000, offset by proceeds from the Fleet Bank credit line of $800,000.

At July 30, 2000, the Company had current liabilities of $2,398,000, including $641,000 of accounts payables, $1,022,000 of accrued liabilities and current maturities of long term obligations in the amount of $735,000. At July 30, 2000, the Company had long-term obligations, less current maturities, in the amount of $3,462,000, including $1,280,000 due under its credit facility with Fleet Bank, $110,000 of notes payable to a stockholder, $408,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, and $164,000 of deferred rent. As of July 30, 2000, the Company had borrowed $1,788,000 of its $2,000,000 line of credit facility with Fleet Bank.

The Company believes that its existing resources, cash flow from operations, and Fleet Bank credit facility will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations. There can be no assurance that the Company will be able to obtain additional financing upon favorable terms, if at all. Failure of the Company to do so could affect the Company's future expansion.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No material change in previously reported litigation.

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

                       BOSTON RESTAURANT ASSOCIATES, INC.

Date: September 8, 2000             By: /s/ George R. Chapdelaine
                                        -------------------------
                                            George R. Chapdelaine, President and
                                            Chief Executive Officer