Form 10QSB
period 2000-10-29
BOSTON RESTAURANT ASSOCIATES INC
filed 2000-12-04
CIK 926295

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended October 29, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to __________.

                         Commission File Number 0-18369

                       BOSTON RESTAURANT ASSOCIATES, INC.
           -----------------------------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

            Delaware                                            61-1162263
-------------------------------                             -------------------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x-No __

As of December 1, 2000, there were 7,035,170 shares of the issuer's Common Stock, par value $.01 per share, outstanding.

                  BOSTON RESTAURANT ASSOCIATES, INC.

                                        INDEX


PART I - FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of October 29, 2000 and
         April 30, 2000.......................................................3

         Condensed Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended October 29, 2000 and
         October 24, 1999.....................................................4

         Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended October 29, 2000 and October 24, 1999....................5

         Notes to Condensed Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         Results of Operations................................................8


PART II - OTHER INFORMATION..................................................15

          SIGNATURES.........................................................16

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                     October 29     April 30
                                                                        2000          2000
                                                                  --------------- -------------
       ASSETS
       Current:
          Cash and cash equivalents                                     $839,174      $947,386
          Accounts receivable                                            128,656        49,276
          Inventories                                                    423,450       370,672
          Prepaid expenses and other                                      52,601        46,915
                                                                  --------------- -------------
             Total current assets                                      1,443,881     1,414,249
                                                                  --------------- -------------
       Property and equipment:
          Building                                                       512,500       512,500
          Leasehold improvements                                       6,325,205     5,166,962
          Equipment, furniture and fixtures                            3,874,270     3,192,541
                                                                  --------------- -------------
                                                                      10,711,975     8,872,003
          Less accumulated depreciation and amortization               3,383,134     3,207,082
                                                                  --------------- -------------
             Net property and equipment                                7,328,841     5,664,921
                                                                  --------------- -------------
       Other assets                                                    1,168,623     1,228,706
                                                                  --------------- -------------
             Total assets                                             $9,941,345    $8,307,876
                                                                  =============== =============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
          Accounts payable                                               917,539       396,337
          Accrued expenses                                             1,111,293     1,032,610
          Current maturities:
           Notes payable-stockholder                                       5,125         4,994
           Long-term debt                                                519,491       328,963
           Obligations under capital leases                              279,613       215,100
                                                                  --------------- -------------
           Total current liabilities                                   2,833,061     1,978,004
       Long-term obligations:
          Notes payable-stockholder, less current maturities             108,981       111,577
          Long-term debt, less current maturities                      1,145,573       738,567
          Obligations under capital leases, less current                 706,077       465,749
       maturities
          Subordinated debentures                                      1,500,000     1,500,000
          Deferred rent                                                  183,157       148,737
                                                                  --------------- -------------
           Total liabilities                                           6,476,849     4,942,634
                                                                  --------------- -------------
       Commitments and contingencies
       Stockholders' equity :
          Preferred stock, $.01 par value, 10,000,000
             shares authorized;  none issued                                   0             0
          Common stock, $.01 par value, 25,000,000
             shares authorized, 7,060,170 shares issued                   70,602        70,602
          Additional paid in capital                                  10,922,636    10,922,636
          Accumulated deficit                                        (7,504,050)   (7,603,304)
                                                                  --------------- -------------
          Total                                                        3,489,188     3,389,934
           Less:
           Treasury stock, 25,000 shares at cost                        (24,692)      (24,692)
                                                                  --------------- -------------
          Total stockholders' equity                                   3,464,496     3,365,242
                                                                  --------------- -------------
          Total liabilities and stockholders' equity                  $9,941,345    $8,307,876
                                                                  =============== =============



                             See accompanying notes.

               BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Thirteen Weeks Ended        Twenty-six Weeks Ended

                                              October 29     October 24     October 29     October 24
                                                 2000           1999           2000           1999
                                              -----------    -----------    -----------    -----------

Revenues:
   Restaurant sales                           $ 5,051,320    $ 3,525,137    $ 9,905,210    $ 6,726,645
   Franchise Fees                                  35,000              0         35,000              0
   Royalties                                       14,914          1,976         27,214          3,524
                                              -----------    -----------    -----------    -----------

         Total revenues                         5,101,234      3,527,113      9,967,424      6,730,169
                                              -----------    -----------    -----------    -----------

Costs and expenses:
   Cost of food, beverages and liquor           1,073,410        747,388      2,076,113      1,380,426
   Payroll                                      1,438,639        982,245      2,878,287      1,898,752
   Other operating expenses                     1,490,383      1,020,627      2,983,236      1,954,031
   General and administrative                     418,537        387,707        843,816        825,674
   Depreciation and amortization                  245,115        167,870        471,739        322,193
   Pre-opening costs                              315,254        123,817        420,287        255,179
                                              -----------    -----------    -----------    -----------

         Total costs and expenses               4,981,338      3,429,654      9,673,478      6,636,255
                                              -----------    -----------    -----------    -----------

Operating income                                  119,896         97,459        293,946         93,914

Other income                                        5,071            988          9,442          1,942
Interest income                                    13,101         16,852         27,878         31,353
Interest expense                                 (120,621)       (94,518)      (232,012)      (176,281)
                                              -----------    -----------    -----------    -----------

   Income before minority interest                 17,447         20,781         99,254        (49,072)

Minority interest in net loss of subsidiary             0         13,044              0         53,620
                                              -----------    -----------    -----------    -----------

Net Income                                    $    17,447    $    33,825    $    99,254    $     4,548
                                              ===========    ===========    ===========    ===========

Income per share-basic                        $      0.00    $      0.00    $      0.01    $      0.00
                                              ===========    ===========    ===========    ===========

Income per share-diluted                      $      0.00    $      0.00    $      0.01    $      0.00
                                              ===========    ===========    ===========    ===========

Weighted average number of
common shares outstanding-basic               $ 7,035,170    $ 7,054,895    $ 7,035,170    $ 7,057,533
                                              ===========    ===========    ===========    ===========

Weighted average number of
dilutive common shares outstanding            $ 7,035,170    $ 7,054,895    $ 7,035,170    $ 7,057,533
                                              ===========    ===========    ===========    ===========


                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                             Twenty-six Weeks Ended

                                                             October 29   October 24
                                                                2000         1999
 Cash flows provided by operating activities                  $1,067,451    $285,060
                                                            ------------ -----------

 Cash flows from investing activities:
   Capital expenditures                                       (1,650,815)   (937,182)
                                                            ------------ -----------

               Cash flows used for investing activities       (1,650,815)   (937,182)
                                                            ------------ -----------

 Cash flows from financing activities:
   Repayments of long-term debt                                 (202,466)   (108,521)
   Repayments of capital lease obligations                      (119,918)    (63,831)
   Repayments of stockholder loans                                (2,464)     (2,338)
   Proceeds from long-term debt                                  800,000     845,000
   Minority interest investment in subsidiary                          0      34,858
                                                            ------------ -----------

               Cash flows provided by financing activities       475,152     705,168
                                                            ------------ -----------

Increase (decrease) in cash and cash equivalents                (108,212)     53,046

 Cash and cash equivalents at beginning of period                947,386   1,863,299
                                                            ------------ -----------

 Cash and cash equivalents at end of period                     $839,174  $1,916,345
                                                            ============ ===========



                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 29, 2000
                                   (unaudited)

NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period and twenty-six week period ended October 29, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2000. The balance sheet at April 30, 2000 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2001 period reflect the consolidated operations and cash flows of two casual dining Italian restaurant and twelve Pizzeria Regina restaurants for the entire period and one new casual dining Italian restaurant for part of the period and one additional Pizzeria Regina restaurant. The accompanying statements of operations and cash flows for the fiscal 2000 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant and ten Pizzeria Regina restaurants for the entire period and two additional Pizzeria Regina restaurants for part of the period.

NET INCOME PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for the basic and diluted computations.

                    Thirteen weeks ended      Twenty-six weeks ended
                  ------------------------    ------------------------
                  October 29    October 24    October 29    October 24
                     2000         1999           2000          1999
                  ----------    ----------    ----------    ----------

Basic              7,035,170     7,054,895     7,035,170     7,057,533
Shares

Effect of
Dilutive
Securities:

Options                    0            0             0             0

Diluted
Shares              7,035,170    7,054,895     7,035,170     7,057,533
                   ==========   ==========    ==========    ==========


The following table summarizes securities that were outstanding as of October 29, 2000 and October 24, 1999, but not included in the calculation of net income per share because such securities are anti-dilutive:


                    Thirteen weeks ended      Twenty-six weeks ended
                  ------------------------    ------------------------
                  October 29    October 24    October 29    October 24
                     2000         1999           2000          1999
                  ----------    ----------    ----------    ----------


Options            1,317,246     1,217,446     1,317,246     1,217,446

Warrants             550,000       550,000       550,000       550,000

Convertible
Debentures         1,200,000     1,200,000     1,200,000     1,200,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

OVERVIEW

The Company's restaurant sales increased 43% in the second quarter of fiscal 2001. Restaurant sales in the most recent quarter were $5,051,000 compared to sales of $3,525,000 in the second quarter of fiscal 2000. The Company's operating income before pre-opening costs was $435,000 for the second quarter of fiscal 2001 compared to $221,000 for the second quarter of fiscal 2000, which represented a 97% increase. Pre-opening expenses were $315,000 for the second quarter of fiscal 2001 compared to $124,000 for the same quarter of fiscal 2000. Net income for the second quarter of fiscal 2001 was $17,000 compared to $34,000 for the same quarter of fiscal 2000. The increases in revenue are the result of the contribution of the two new Pizzeria Regina food court kiosks and the two new restaurants. Same store sales increased by 7.9%.

Thirteen Weeks Ended October 29, 2000 as Compared to Thirteen Weeks ended October 24, 1999

RESTAURANT SALES. Restaurant sales in the most recent quarter were $5,051,000, compared to net sales in the prior year's period of $3,525.000. The increase in restaurant sales was attributable to the opening of the new Holyoke, Massachusetts Pizzeria Regina food court kiosk in September of 1999, the new Providence, Rhode Island Pizzeria food court kiosk in October of 1999, the new Salem, New Hampshire bistro restaurant in January of 2000 and the new Woburn, Massachusetts bistro restaurant in October of 2000.

Net Sales at the Company's Pizzeria Regina restaurants increased to $3,065,000 in the current period from $2,701,000 in the prior year's period. The increase in net sales was principally due to the addition of sales from the two new Pizzeria Regina food court kiosks and secondarily, due to an increase in aggregate same store sales for existing Pizzeria Regina restaurants.

Net sales at the Company's full service casual dining restaurants, Polcari's North End, increased to $1,973,000 in the current period from $818,000 in the prior year's period. This increase was primarily attributable to the addition of sales from the new Salem, New Hampshire bistro restaurant and the new Woburn, Massachusetts bistro restaurant and increased customer traffic at the Saugus, Massachusetts Polcari's North End restaurant.

Net sales at the Company's commissary were $13,000 in the current period compared to $6,000 in the prior year's period. The increase in commissary sales was primarily attributable to the sale of ingredients to the Company's Pizzeria Regina franchise restaurants.

ROYALTIES. During the second quarter of 2001, the Company recognized $15,000 in royalties from its Las Vegas, Nevada Pizzeria Regina franchise, which opened in November of 1999 and from its Saudi Arabia Polcari's North End franchise, which opened in September of 2000.

Costs and Expenses

COST OF FOOD, BEVERAGES AND LIQUOR. Cost of food, beverages and liquor as a percentage of restaurant sales was 20% in fiscal 2001 periods and 21% in the fiscal 2000 periods.

The cost of food, beverages and liquor as a percentage of net sales at the Pizzeria Regina restaurants was 17% and 18% in the fiscal 2001 and 2000 periods, respectively. This decrease, as a percentage of restaurant sales, was principally due to lower cheese costs and cost control systems.

The cost of food, beverages and liquor as a percentage of net sales at the Company's full service casual dining restaurants was 28% in the fiscal 2001 period and 30% in the fiscal 2000 period. The decrease in cost as a percentage of restaurant sales was primarily due to improved cost controls.

OTHER OPERATING EXPENSES

PAYROLL EXPENSES. Payroll expenses were $1,439,000 (28% of sales) in the current period compared to $982,000 (28% of sales) in the prior year's period.

Payroll expenses at the Pizzeria Regina restaurants increased to $747,000 (24% of sales) in the current period from $714,000 (26% of sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the two new Pizzeria Regina food court kiosks.

Payroll expenses at the Company's full service casual dining restaurants increased to $628,000 (32% of sales) in the current period from $216,000 (26% of sales) in the prior year's period. The increase in payroll expenses was primarily attributable to the opening of the new Salem, New Hampshire bistro restaurant and the opening of the new Woburn, Massachusetts bistro restaurant.

Payroll expenses at the Company's Commissary were $64,000 for the fiscal 2001 period as compared to $52,000 in the fiscal 2000 period.

OTHER OPERATING EXPENSES, EXCLUSIVE OF PAYROLL. Other operating expenses exclusive of payroll in the current period were $1,490,000 (30% of sales), compared to $1,021,000 (29% of sales) in the prior year's period. The increase was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks and the two new Polcari's North End bistro restaurants.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants increased to $991,000 (32% of sales) in the current period from $794,000 (29% of sales) in the prior year's period. This increase is primarily attributable to the addition of two new Pizzeria Regina food court kiosks.

Other operating expenses, exclusive of payroll, at the Company's full service casual dining restaurants increased to $421,000 (21% of sales) in the current period from $212,000 (26% of sales) in the prior year's period. The increase was primarily attributable to the two new Polcari's North End restaurants. Other operating expenses also include commissary expenses, which increased to $21,000 in the current period, as compared to $14,000 in the prior year's period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $419,000 (8% of sales) in the current period, as compared to $388,000 (11 % of sales) in the prior year's period. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the addition of sales generated by the two new Pizzeria Regina food court kiosks and the two new Polcari's North End bistro restaurants.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense was $245,000 (5% of sales) in fiscal 2001 period, compared to $168,000 (5% of sales) in fiscal 2000 period. The increase in depreciation and amortization expense was primarily attributable to the opening of the two new Pizzeria Regina food court kiosks and the two new Polcari's North End restaurants.

PRE-OPENING COSTS.

Pre-opening costs were $315,000 in the current period, compared to $124,000 in the prior year's period. Pre-opening costs in the current period consisted primarily of costs associated with the new Woburn, Massachusetts and the new Hyannis, Massachusetts bistro restaurants. There were also pre-opening costs associated with the Company's international franchising and domestic franchising ventures.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $121,000 in the current period from $95,000 in the prior year's period. The increase in interest expense was primarily due to the additional borrowings under the Company's credit facility and to additional capital equipment leases associated with the two new Pizzeria Regina food court kiosks and the two new Polcari's North End restaurants.

Interest income decreased to $13,000 in fiscal 2001 period from $17,000 in fiscal 2000 period.

TWENTY-SIX WEEKS ENDED OCTOBER 29, 2000 AS COMPARED TO TWENTY-SIX WEEKS ENDED OCTOBER 24, 1999

RESTAURANT SALES. Restaurant sales in the current period were $9,905,000, compared to $6,727,000 in the prior year's period. The increase in restaurant sales was attributable to the opening of the new Kingston, Massachusetts Pizzeria Regina food court kiosk in June of 1999, the new Holyoke, Massachusetts Pizzeria Regina food court kiosk in September of 1999, the new Providence, Rhode Island Pizzeria Regina food court kiosk in October of 1999, the new Salem, New Hampshire Polcari's North End bistro restaurant in January of 2000, and the new Woburn, Massachusetts Polcari's North End bistro restaurant in October of 2000. Sales for the restaurants open throughout both the fiscal 2001 and 2000 periods increased approximately 7.9%.

Net sales at the Company's Pizzeria Regina restaurants increased to $6,242,000 in the current period from $5,103,000 in the prior's year's period. The increase in net sales was principally due to the addition of sales from the three new Pizzeria Regina food court kiosks, and secondarily, due to an increase in aggregate same-store sales for existing Pizzeria Regina restaurants.

Net sales at the Company's full service casual dining restaurant, Polcari's North End, increased to $3,641,000 in the current period from $1,613,000 in the prior year's period. This increase was primarily attributable to the addition of sales for the new Salem, New Hampshire bistro restaurant and the new Woburn, Massachusetts bistro restaurant and increased customer traffic at the Saugus, Massachusetts Polcari's North End restaurant.

Net sales at the Company's commissary was $22,000 in the current period compared to $11,000 in the prior year's period. The increase in commissary sales was previously attributable to the sale of ingredients to the Company's Pizzeria Regina franchise restaurant.

ROYALTIES. During the current year period, the Company recognized $27,000 in royalties from its Las Vegas, Nevada Pizzeria Regina franchise, which opened in November 1999 and from its Saudi Arabia Polcari's North End franchise, which opened in September of 2000.

COST AND EXPENSES

COST OF FOOD, BEVERAGES AND LIQUOR. Cost of food, beverages and liquor as a percentage of net sales was 21% in both fiscal 2001 and fiscal 2000 periods.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 17% in both fiscal 2001 and fiscal 2000 periods.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company's full service casual dining restaurants was 28% in the fiscal 2001 and 31% in the fiscal 2000 period. The decrease in cost as a percentage of restaurant sales was primarily due to improved cost controls.

OTHER OPERATING EXPENSES

PAYROLL EXPENSES. Payroll expenses were $2,878,000 (29% of sales) in the current period compared to $1,899,000 (28% of sales) in the prior year's period.

Payroll expenses at the Pizzeria Regina restaurants increased to $1,569,000 (25% of sales) in the current period from $1,333,000 (26% of sales) in the prior year's period. The increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks.

Payroll expenses at the Company's full service casual dining restaurant increased to $1,181,000 (32% of sales) in the current period from $462,000 (29% of sales) in the prior year's period. The increase in payroll expenses was primarily attributable to the opening of the two new Polcari's North End restaurants.

Payroll expenses at the Company's Commissary were $128,000 for the fiscal 2001 period as compared to $104,000 in the fiscal 2000 period.

OTHER OPERATING EXPENSES, EXCLUSIVE OF PAYROLL. Other operating expenses exclusive of payroll in the current period were $2,983,000 (30% of sales), compared to $1,954,000 (29% of sales) in the prior year's period. The increase in other operating expenses in the current period was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks and the two new Polcari's North End restaurants.

Other operating expenses, exclusive of payroll, from the Pizzeria restaurants increased to $1,968,000 (32% of sales) in the current period from $1,501,000 (29% of sales) in the prior year's period. The increase is primarily attributable to the addition of three new Pizzeria Regina food court kiosks.

Other operating expenses, exclusive of payroll, at the Company's full service casual dining restaurants increased to $807,000 (22% of sales) in the current period from $422,000 (26% of sales) in the prior year's period. This increase was primarily attributable to the two new Polcari's North End restaurants. Other operating expenses also include commissary expenses, which increased to $40,000 in the current period, as compared to $27,000 in the prior year's period. In addition, other operating expenses included $168,000 in joint venture costs and franchise costs in fiscal 2001 and $4,000 in fiscal 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $844,000 (9% of sales) in the current period, as compared to $826,000 (12% of sales) in the prior year's period. The decrease in general and administrative expenses as a percentage of net sales was primarily due the addition of sales generated by the three new Pizzeria Regina food court kiosks and the two new Polcari's North End bistro restaurants.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense was $472,000 (5% of sales) in fiscal 2001 period, compared to $322,000 (5% of sales) in fiscal 2000 period. The increase in depreciation and amortization expense was primarily attributable to the opening of the three new Pizzeria Regina food court kiosks and the two new Polcari's North End bistro restaurants.

PRE-OPENING COSTS.

Pre-opening costs were $420,000 in current period, compared to $255,000 in the prior year's period. Pre-opening costs in the current period consisted primarily of costs associated with the new Woburn, Massachusetts and the new Hyannis, Massachusetts bistro restaurants. There were also pre-opening costs associated with the Company's international franchising and domestic franchising ventures.

INTEREST EXPENSE AND INTEREST INCOME. Interest Expense increased to $232,000 in the current period as compared to interest expense in the prior year's period of $176,000. This increase in interest expense was primarily due to additional borrowings under the Company's credit facility and to additional capital equipment leases associated with the three new Pizzeria food court kiosks and the two new Polcari's North End restaurants.

Interest income decreased to $28,000 in fiscal 2001 from $31,000 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES.

At October 29, 2000, the Company had a negative net working capital of approximately $1,389,000 and cash and cash equivalents of approximately $839,000.

During the twenty-six weeks ended October 29, 2000, the Company had a decrease in cash and cash equivalents of $108,000 reflecting net cash provided by operating activities of $1,067,000, net cash used for investing activities of $1,651,000 and net cash provided by financing activities of $475,000. Net cash provided by operating activities included an increase in accounts payable of $521,000, an increase in deferred rent of $34,000, an increase in accruals of $79,000, partially offset by an increase in prepaid expenses of $6,000, an increase in inventories of $53,000, and an increase in accounts receivable of $79,000. Net cash used for investing activities reflect costs associated with the opening of the new Woburn, Massachusetts bistro restaurant and one future bistro restaurant.

Net cash provided by financing activities of $475,000 consisted of net repayments of long term debt of $202,000 and lease obligations and stockholder loans in the aggregate amount of $122,000, offset by proceeds of $800,000 from the Fleet Bank credit line.

At October 29, 2000, the Company had current liabilities of $2,833,000, including $918,000 of accounts payables, $1,111,000 of accrued liabilities, and current maturities of long term obligations in the amount of $804,000. At October 29, 2000, the Company had long-term obligations, less current maturities, in the amount of $3,644,000, including $1,146,000 due under its credit facility with Fleet Bank, $109,000 of loans payable to a stockholder, $706,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, and $183,000 of deferred rent. As of October 29, 2000, the Company had borrowed $1,665,000 of its $2,000,000 line of credit facility with Fleet Bank.

The new Polcari's North End bistro restaurant in Woburn, Massachusetts opened on October 5, 2000.

The Company entered into a lease to open a new Polcari's North End Restaurant in Hyannis, Massachusetts, which is currently scheduled to open in January 2001.

The Company believes that its existing resources, cash flow from operations, and Fleet Bank credit facility will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations. There can be no assurance that the Company will be able to obtain additional financing upon favorable terms, if at all. Failure of the Company to do so could affect the Company's future expansion. The Company is currently discussing additional financing.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. Legal Proceedings.

        No material litigation not previously disclosed.

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

                                       BOSTON RESTAURANT ASSOCIATES, INC.



Date: December 4, 2000                 By: /s/ George R. Chapdelaine
                                           -------------------------
                                           George R. Chapdelaine, President and
                                           Chief Executive Officer