Form 10QSB
period 2001-01-28
BOSTON RESTAURANT ASSOCIATES INC
filed 2001-03-13
CIK 926295

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

    For the quarterly period ended January 28, 2001.

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

As of March 8, 2001, there were 7,035,170 shares of the issuer's Common Stock, par value $.01 per share, outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                      Page
Item 1.  Financial Statements

         Condensed  Consolidated  Balance Sheets as of January 28, 2001
         and April 30, 2000 ........................................................  3

         Condensed Consolidated Statements of Income for the thirteen weeks and thirty-nine weeks ended January 28, 2001 and
         January 23, 2000...........................................................  4

         Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended January 28, 2001 and January 23, 2000..........................  5

         Notes to Condensed Consolidated Financial Statements.......................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations......................................................  8


PART II - OTHER INFORMATION  ....................................................... 18

          SIGNATURES ............................................................... 19


                                       2

              BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES"
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                         January 28              April 30
                                                            2001                   2000
                                                        ------------           ------------

ASSETS
Current:
   Cash and cash equivalents                              $531,320               $947,386
   Accounts receivable                                     151,319                 49,276
   Inventories                                             575,739                370,672
   Prepaid expenses and other                               46,725                 46,915
                                                       ------------           ------------
      Total current assets                               1,305,103              1,414,249
                                                       ------------           ------------
Property and equipment:
   Building                                                512,500                512,500
   Leasehold improvements                                6,497,814              5,166,962
   Equipment, furniture and fixtures                     4,245,394              3,192,541
                                                       ------------           ------------
                                                        11,255,708              8,872,003
                                                       ------------           ------------
   Less accumulated depreciation and amortization        3,614,082              3,207,082
                                                       ------------           ------------
      Net property and equipment                         7,641,626              5,664,921
                                                       ------------           ------------
Other assets                                             1,243,169              1,228,706
                                                       ------------           ------------

      Total assets                                     $10,189,898             $8,307,876
                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $1,063,141               $396,337
   Accrued expenses                                      1,037,611              1,032,610
   Current maturities:
    Notes payable-stockholder                                5,191                  4,994
    Long-term debt                                         531,155                328,963
    Obligations under capital leases                       350,847                215,100
                                                       ------------           ------------

    Total current liabilities                            2,987,945              1,978,004

Long-term obligations:
   Notes payable-stockholder, less current
     maturities                                            107,658                111,577
   Long-term debt, less current maturities               1,008,329                738,567
   Obligations under capital leases, less
     current maturities                                    895,890                465,749
   Subordinated debentures                               1,500,000              1,500,000
   Deferred rent                                           222,579                148,737
                                                       ------------           ------------
    Total liabilities                                    6,722,401              4,942,634
                                                       ------------           ------------

Commitments and contingencies

Stockholders' equity :
   Preferred stock, $.01 par value, 10,000,000
      shares authorized;  none issued                            0                      0
   Common stock, $.01 par value, 25,000,000
      shares authorized, 7,060,170 shares issued            70,602                 70,602
   Additional paid in capital                           10,922,636             10,922,636
   Accumulated deficit                                  (7,501,049)            (7,603,304)
                                                       ------------           ------------
   Total                                                 3,492,189              3,389,934
    Less:
     Treasury stock, 25,000 shares at cost                 (24,692)               (24,692)
                                                       ------------           ------------
   Total stockholders' equity                            3,467,497              3,365,242
                                                       ------------           ------------
   Total liabilities and stockholders' equity          $10,189,898             $8,307,876
                                                       ============           ============


                             See accompanying notes.
                                       -3-

               BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                      Thirteen Weeks Ended                       Thirty-nine Weeks Ended

                                               January 28              January 23           January 28               January 23
                                                  2001                    2000                 2001                     2000
                                             --------------          --------------       --------------           --------------
  Revenues:
     Restaurant sales                           $5,645,385              $4,232,952          $15,550,595              $10,959,599
     Franchise Fees                                      0                  20,000              $35,000                  $20,000
     Royalties                                       9,147                  12,123              $36,361                  $15,647
                                             --------------          --------------       --------------           --------------
           Total revenues                        5,654,532               4,265,075          $15,621,956              $10,995,246
                                             --------------          --------------       --------------           --------------
  Costs and expenses:
     Cost of food, beverages and liquor          1,188,743                 841,773           $3,264,856               $2,222,199
     Payroll                                     1,705,599               1,176,709           $4,583,886               $3,075,461
     Other operating expenses                    1,678,053               1,189,738           $4,661,289               $3,143,770
     General and administrative                    442,991                 421,993           $1,286,807               $1,247,667
     Depreciation and amortization                 280,077                 205,218             $751,816                 $527,411
     Pre-opening costs                             228,909                 222,887             $649,196                 $478,066
                                             --------------          --------------       --------------           --------------
           Total costs and expenses              5,524,372               4,058,318           15,197,850               10,694,574
                                             --------------          --------------       --------------           --------------
  Operating income                                 130,160                 206,757              424,106                  300,672

  Other income                                       4,131                     773              $13,573                   $2,715
  Interest income                                    4,456                  12,592              $32,334                  $43,945
  Interest expense                                (135,746)                (95,428)           ($367,758)               ($271,709)
                                             --------------          --------------       --------------           --------------

     Income before minority interest                 3,001                 124,694              102,255                   75,623

  Minority interest in net loss of subsidiary            0                   6,568                   $0                  $60,187
                                             --------------          --------------       --------------           --------------

  Net Income                                        $3,001                $131,262             $102,255                 $135,810
                                             ==============          =============       ==============           ==============

  Income per share-basic and diluted                 $0.00                   $0.02                $0.01                    $0.02
                                             ==============          =============       ==============           ==============
  Weighted average number of
  common shares outstanding-basic
  and dilutive                                   7,035,170               7,035,170           $7,035,170               $7,050,078
                                             ==============          =============       ==============           ==============




                             See accompanying notes
                                       -4-

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                     Thirty-nine Weeks Ended

                                                                 January 28            January 23
                                                                    2001                  2000

 Cash flows provided by operating activities                     $1,292,798             $756,702
                                                                 -----------         ------------
 Cash flows from investing activities:
   Capital expenditures                                          (1,967,576)          (1,990,559)
                                                                 -----------         ------------

        Cash flows used for investing activities                 (1,967,576)          (1,990,559)
                                                                 -----------         ------------
 Cash flows from financing activities:
   Repayments of long-term debt                                    (328,046)            (185,198)
   Repayments of capital lease obligations                         (209,520)            (107,458)
   Repayments of stockholder loans                                   (3,722)              (3,530)
   Proceeds from long-term debt                                     800,000              845,000
   Minority interest investment in subsidiary                             0               34,858
                                                                 -----------         ------------

         Cash flows provided by financing activities                258,712              583,672
                                                                 -----------         ------------

 Decrease in cash and cash equivalents                             (416,066)            (650,185)

 Cash and cash equivalents at beginning of period                   947,386            1,863,299
                                                                 -----------         ------------

 Cash and cash equivalents at end of period                        $531,320           $1,213,114
                                                                 ===========         ============



                             See accompanying notes.
                                       -5-

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 2001
                                   (unaudited)


NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period and thirty-nine week period ended January 28, 2001 are not necessarily indicative of the results that may be expected for the year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 2000. The balance sheet at April 30, 2000 has been derived from the audited financial statements at that date.

The accompanying statements of income and cash flows for the period ended January 28, 2001 reflect the consolidated operations and cash flows of three casual dining Italian restaurant and twelve Pizzeria Regina restaurants for the entire period and one new casual dining Italian restaurant for part of the period. The accompanying statements of income and cash flows for the fiscal 2000 period reflect the consolidated operations and cash flows of one casual dining Italian restaurant and ten Pizzeria Regina restaurants for the entire period and three additional Pizzeria Regina restaurants and one casual dining Italian restaurant for part of the period.

NET INCOME PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for the basic and diluted computations.


                           Thirteen weeks ended                        Thirty-nine weeks ended
                           --------------------                        -----------------------
                    January 28                January 23            January 28         January 23
                      2001                      2000                   2001               2000
                      ----                      ----                   ----               ----

Basic               7,035,170                 7,035,170              7,035,170          7,050,078
Shares

Effect of
Dilutive
Securities:

Warrants                    0                         0                      0                  0

Convertible
Debentures                  0                         0                      0                  0

Options                     0                         0                      0                  0
                    ---------                 ---------              ---------          ---------
Diluted
Shares              7,035,170                 7,035,170              7,035,170          7,050,078
                    =========                 =========              =========          =========


The following table summarizes securities that were outstanding as of January 28, 2001 and January 23, 2000, but not included in the calculation of net income per share because such securities are anti-dilutive:


                            Thirteen weeks ended                      Thirty-nine weeks ended
                            --------------------                      -----------------------
                     January 28              January 23            January 28          January 23
                      2001                     2000                   2001                2000
                      ----                     ----                   ----                ----

Options             1,107,246                1,217,446             1,107,246            1,217,446

Warrants              525,000                  550,000               525,000              550,000

Convertible
Debentures          1,200,000                1,200,000             1,200,000            1,200,000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS


THIRTEEN WEEKS ENDED JANUARY 28, 2001 AS COMPARED TO THIRTEEN WEEKS ENDED JANUARY 23, 2000


RESTAURANT SALES. Restaurant sales in the most recent quarter were $5,645,000, compared to net sales in the prior year's period of $4,233,000. The increase in restaurant sales was primarily attributable to the opening of three new bistro restaurants (the new Salem, New Hampshire Polcari's North End bistro restaurant in January of 2000, the new Woburn, Massachusetts Polcari's North End bistro restaurant in October of 2000 and the new Hyannis, Massachusetts Polcari's North End bistro restaurant in January of 2001). Company-wide same store increased by 5.1% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000.

Net sales at the Company's Pizzeria Regina restaurants decreased to $3,208,000 in the current period from $3,343,000 in the prior year's period, primarily due to the closing of a Pizzeria Regina restaurant at the end of its lease.

Net sales at the Company's full service casual dining restaurant increased to $2,425,000 in the current period from $869,000 in the prior year's period, primarily due to the addition of sales from the three new bistro restaurants and increased customer traffic at the Saugus, Massachusetts location.

Net sales at the Company's commissary were $12,000 in the current period compared to $21,000 in the prior year's period. The decrease in commissary sales was primarily attributable to curtailment of the Las Vegas franchise operations in order to renovate the existing location.

ROYALTIES. During the third quarter of 2001, the Company recognized $9,000 in royalties from its two franchise locations, compared to $12,000 in the fiscal 2000 period.

COSTS AND EXPENSES

COST OF FOOD, BEVERAGES AND LIQUOR. Cost of food, beverages and liquor as a percentage of restaurant sales was 21% in the fiscal 2001 period and 20% in the fiscal 2000 period. The increase in cost of food, beverages and liquor as a percentage of restaurant sales is due to the increased total revenue and cost of goods from the Company's full service casual dining restaurants.

The cost of food, beverages and liquor as a percentage of net sales at the Pizzeria Regina restaurants was 16% and 18% in the fiscal 2001 and 2000 periods, respectively. This decrease, as a percentage of restaurant sales, was principally due to lower cheese costs and cost control systems.

The cost of food, beverages and liquor as a percentage of net sales at the Company's full service casual dining restaurants was 28% in the fiscal 2001 period and 29% in the fiscal 2000 period. The decrease in cost as a percentage of restaurant sales was primarily due to improved cost controls.

OTHER OPERATING EXPENSES

PAYROLL EXPENSES. Payroll expenses were $1,706,000 (30% of sales) in the current period compared to $1,177,000 (28% of sales) in the prior year's period.

Payroll expenses at the Pizzeria Regina restaurants decreased to $765,000 (24% of sales) in the current period from $856,000 (26% of sales) in the prior year's period, primarily due to the closure of a Pizzeria Regina restaurant in September of 2000 at the termination of its lease.

Payroll expenses at the Company's full service casual dining restaurants increased to $869,000 (36% of sales) in the current period from $257,000 (30% of sales) in the prior year's period, primarily due to labor costs associated with the training and staffing of the two new bistro restaurants and an additional restaurant open for the entire period in fiscal 2001.

Payroll expenses at the Company's commissary were $72,000 for the fiscal 2001 period as compared to $64,000 in the fiscal 2000 period.

OTHER OPERATING EXPENSES, EXCLUSIVE OF PAYROLL. Other operating expenses exclusive of payroll in the current period were $1,678,000 (30% of sales), compared to $1,190,000 (28% of sales) in the prior year's period. The dollar increase was primarily attributable to the initial costs associated with the opening of two new bistro restaurants and an additional bistro restaurant open for the entire period in fiscal 2001, partially offset by the closure of a Pizzeria Regina restaurant, and the slight increase as a percentage of sales was due to the staffing of three new bistro restaurants.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants increased to $974,000 (30% of sales) in the current period from $942,000 (28% of sales) in the prior year's period. This increase is primarily attributable to the prior year rent adjustments.

Other operating expenses, exclusive of payroll, at the Company's full service casual dining restaurants increased to $620,000 in the current period from $225,000 in the prior year's period, due to the three new bistro restaurants. Other operating expenses also include commissary expenses, which increased to $20,000 in the current period, as compared to $18,000 in the prior year's period. In addition, the Company realized franchising costs of $18,000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $443,000 (8% of sales) in the current period, as compared to $422,000 (10% of sales) in the prior year's period. The decrease as a percentage of sales was due to the increased revenues over which to spread corporate overhead.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense was $280,000 (5% of sales) in the fiscal 2001, compared to $205,000 (5% of sales) in the fiscal 2000. The dollar increase in depreciation and amortization expense was primarily attributable to capitalized costs related to the opening of the three new bistro restaurants.

PRE-OPENING COSTS.

Pre-opening costs were $229,000 in the current period, compared to $223,000 in the prior year's period. Pre-opening costs in the current period consisted primarily of costs associated with the new Woburn, Massachusetts and the new Hyannis, Massachusetts bistro restaurants. There were also pre-opening costs associated with the Company's International franchising ventures.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $136,000 in the current period from $95,000 in the prior year's period. The increase in interest expense was primarily due to the additional borrowings under the Company's credit facility and to additional capital equipment leases associated with the three new bistro restaurants.

Interest income decreased to $4,000 in fiscal 2001 period from $13,000 in fiscal 2000 period.

THIRTY-NINE WEEKS ENDED JANUARY 28, 2001 AS COMPARED TO THIRTY-NINE WEEKS ENDED JANUARY 23, 2000

RESTAURANT SALES. Restaurant sales increased to $15,551,000 in the current period compared to $10,960,000 in the prior year's period. The dollar increase in restaurant sales was attributable to the opening of three new Pizzeria Regina kiosks and three new bistro restaurants between June 1999 and January 2001 (the Kingston, Massachusetts Pizzeria Regina food court kiosk in June of 1999, the new

Holyoke, Massachusetts Pizzeria Regina food court kiosk in September of 1999, the new Providence, Rhode Island Pizzeria Regina food court kiosk in October of 1999, the new Salem, New Hampshire Polcari's North End bistro restaurant in January of 2000, the new Woburn, Massachusetts Polcari's North End bistro restaurant in October of 2000 and the new Hyannis, Massachusetts Polcari's North End bistro restaurant in January of 2001). These were partially offset by the closure of a Pizzeria Regina restaurant in September of 2000 at the end of its lease. Sales for the restaurants open throughout both the fiscal 2001 and 2000 periods increased approximately 7.6%.

Net sales at the Company's Pizzeria Regina restaurants increased to $9,450,000 in the current period from $8,446,000 in the prior's year's period. The increase in net sales was principally due to the addition of sales from the three new Pizzeria Regina restaurants and an increase in aggregate same-store sales for existing Pizzeria Regina restaurants, partially offset by the closure of a Pizzeria Regina restaurant in September of 2000 at the end of its lease.

Net sales at the Company's full service casual dining restaurants increased to $6,066,000 in the current period from $2,482,000 in the prior year's period. This increase was primarily attributable to the addition of sales at the three new bistro restaurants, and increased customer traffic at the Saugus, Massachusetts location.

Net sales at the Company's commissary were $35,000 in the current period compared to $32,000 in the prior year's period. The increase in commissary sales was attributable to the sale of ingredients to the Company's Pizzeria Regina franchise restaurant.

ROYALTIES. During the current year period, the Company recognized $36,000 in royalties from its Las Vegas, Nevada Pizzeria Regina franchise, which opened in November 1999 and from its Saudi Arabia

Polcari's North End franchise, which opened in September of 2000.

COST AND EXPENSES

COST OF FOOD, BEVERAGES AND LIQUOR. Cost of food, beverages and liquor as a percentage of restaurant sales was 21% in the fiscal 2001 period, as compared to 20% in the fiscal 2000 period.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 17% in both the fiscal 2001 and fiscal 2000 periods.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company's full service casual dining restaurants was 28% in fiscal 2001 and 30% in fiscal 2000. The decrease in cost as a percentage of restaurant sales was primarily due to improved cost controls.

OTHER OPERATING EXPENSES

PAYROLL EXPENSES. Payroll expenses were $4,584,000 (29% of sales) in the current period compared to $3,075,000 (28% of sales) in the prior year's period.

Payroll expenses at the Pizzeria Regina restaurants increased to $2,335,000 (25% of sales) in the current period from $2,188,000 (26% of sales) in the prior year's period. The dollar increase in payroll expenses at the Pizzeria Regina restaurants was primarily attributable to the opening of the three new Pizzeria Regina kiosks.

Payroll expenses at the Company's full service casual dining restaurants increased to $2,050,000 (34% of sales) in the current period from $719,000 (29% of sales) in the prior year's period. The dollar increase in payroll expenses was primarily attributable to labor costs associated with the training and staffing of two new bistro restaurants and an additional bistro restaurant open for the entire period in fiscal 2001.

Payroll expenses at the Company's commissary were $199,000 for the fiscal 2001 period as compared to $168,000 in the fiscal 2000 period.

OTHER OPERATING EXPENSES, EXCLUSIVE OF PAYROLL. Other operating expenses exclusive of payroll in the current period were $4,661,000 (30% of sales), compared to $3,144,000 (29% of sales) in the prior year's period. The dollar increase in other operating expenses in the current period was primarily attributable to the opening of the three new Pizzeria Regina kiosks and the three new bistro restaurants.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants increased to $2,942,000 (31% of sales) in the current period from $2,443,000 (29% of sales) in the prior year's period. The dollar increase is primarily attributable to the addition of three new Pizzeria Regina kiosks.

Other operating expenses, exclusive of payroll, at the Company's full service casual dining restaurants increased to $1,427,000 (24% of sales) in the current period from $647,000 (26% of sales) in the prior year's period. This dollar increase was primarily attributable to the initial costs associated with the opening of two new bistro restaurants and an additional bistro restaurant open for the entire period in fiscal 2001. Other operating expenses also include commissary expenses, which increased to $60,000 in the current period, as compared to $45,000 in the prior year's period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,287,000 (8% of sales) in the current period, as compared to $1,248,000 (11% of sales) in the prior year's period. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the addition of sales generated by the three new Pizzeria Regina kiosks and the three new bistro restaurants.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expense was $752,000 (5% of sales) in the fiscal 2001, compared to $527,000 (5% of sales) in fiscal 2000. The dollar increase in depreciation and amortization expense was primarily attributable to capitalized costs related to the opening of the three new Pizzeria Regina kiosks and the three new bistro restaurants.

PRE-OPENING COSTS.

Pre-opening costs were $649,000 in the current period, compared to $478,000 in the prior year's period. Pre-opening costs in the current period consisted primarily of costs associated with the new Woburn, Massachusetts and the new Hyannis, Massachusetts Polcari's North End bistro restaurants. There were also pre-opening costs associated with the Company's international franchising and domestic franchising ventures.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $368,000 in the current period as compared to interest expense in the prior year's period of $272,000. This increase in interest expense was primarily due to additional borrowings under the Company's credit facility and to additional capital equipment leases associated with the three new Pizzeria Regina food court kiosks and the three new Polcari's North End bistro restaurants. Interest income decreased to $32,000 in fiscal 2001 from $44,000 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES.

At January 28, 2001, the Company had a negative net working capital of approximately $1,683,000 and cash and cash equivalents of approximately $531,000.

During the thirty-nine weeks ended January 28, 2001, the Company had a decrease in cash and cash equivalents of $416,000 reflecting net cash provided by operating activities of $1,293,000, net cash used for investing activities of $1,968,000 and net cash provided by financing activities of $259,000. Net cash provided by operating activities included an increase in accounts payable of $667,000, an increase in deferred rent of $74,000, an increase in accruals of $5,000 and depreciation and amortization expense of $752,000, partially offset by an increase in inventories of $205,000, and an increase in accounts receivable of $102,000. Net cash used for investing activities reflect costs associated with the opening of the new Woburn, Massachusetts and Hyannis, Massachusetts Polcari's North End bistro restaurants.

Net cash provided by financing activities of $259,000 consisted of net repayments of long term debt of $328,000 and lease obligations and stockholder loans in the aggregate amount of $213,000, offset by borrowings of $800,000 under the Fleet Bank credit line.

At January 28, 2001, the Company had current liabilities of $2,988,000, including $1,063,000 of accounts payables, $1,038,000 of accrued liabilities, and current maturities of long term obligations in the amount of $887,000. At January 28, 2001, the Company had long-term obligations, less current maturities, in the amount of $3,735,000, including $1,008,000 due under its credit facility with Fleet Bank, $108,000 of loans payable to a stockholder, $896,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, and $223,000 of deferred rent. As of January 28, 2001, the Company had borrowed $1,539,000 of the $2,000,000 available under its line of credit facility with Fleet Bank. As of January 28, 2001 the Company was not in compliance with the debt to tangible net worth financial covenant of the Fleet Bank credit facility. The Company is continuing to pay down its current debt and expects to be in compliance with this financial covenant within the cure period. Concurrently, the Company will seek to obtain a waiver from the bank.

The new Polcari's North End bistro restaurant in Woburn, Massachusetts opened on October 5, 2000. The new Polcari's North End bistro restaurant in Hyannis, Massachusetts opened on January 24, 2001.

The Company believes that its existing resources, cash flow from operations, and the Fleet Bank credit facility will be sufficient to allow it to meet its obligations over the next twelve months. The Company intends to fund its current obligations and operating expenses through cash generated from operations.

There can be no assurance that the Company will be able to obtain additional financing with favorable terms, if at all. Failure of the Company to do so could affect the Company's future expansion. The Company is currently considering additional bank financing.

"SAFE HARBOR" STATEMENT, UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's resources and the timing of the Company's expansion, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


No material litigation not previously disclosed.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Joseph J. Caruso tendered his resignation from the Board of Directors of the Company, effective March 16, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)        EXHIBITS.

(A)       Charter of Audit Committee of the Board of Directors.

(b)        REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOSTON RESTAURANT ASSOCIATES, INC.



Date: March 12, 2001                   By: /s/ George R. Chapdelaine
                                           -------------------------
                                           George R. Chapdelaine, President and
                                           Chief Executive Officer