Form 10KSB
period 2001-04-29
BOSTON RESTAURANT ASSOCIATES INC
filed 2001-07-27
CIK 926295

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended April 29, 2001.

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

                                                          Name of Each Exchange
          TITLE OF EACH CLASS                              ON WHICH REGISTERED
Common stock, $.01 par value per share                    Boston Stock Exchange

         Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $21,707,907.

         The aggregate market value of registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of July 23, 2001 was $4,854,267 based upon the average of the closing bid and asked prices of such stock on that date as reported on the OTC Bulletin Board. As of July 23, 2001 there were 7,035,170 shares of the registrant's Common Stock, $.01 par value per share outstanding.

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

         ITEM 10. EXECUTIVE COMPENSATION

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND
                  MANAGEMENT

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS

         ITEM 13. EXHIBITS AND REPORTS ON
                  FORM 8-K

                                   FORM 10-KSB

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         During the fiscal year ended April 29, 2001 ("fiscal 2001") Boston Restaurant Associates, Inc. (the "Company") opened two additional bistro-type restaurants that were inspired by the Company's Saugus-based Polcari's North End Restaurant, but which operate on a smaller physical scale and with modified menus. The bistro restaurants operate under the "Polcari's North End(TM)" name to capitalize on the recognition and prestige associated with that trademark. Currently, the Company operates a chain of sixteen restaurants - twelve fast service, high volume pizzerias under the Pizzeria Regina name, and four full service family-style Italian/American restaurants under the Polcari's North End name. Of the twelve Pizzeria Regina restaurants, eleven are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), while the original 1926 North End Pizzeria Regina is a wait service restaurant (full-service style emphasizing whole pizzas with in-restaurant seating). A majority of the restaurants are located in the Boston, Massachusetts metropolitan area.

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

         The Polcari's North End restaurants are full service Italian/American, family-style restaurants that capture the community spirit of the 1940s and 1950s in Boston's Italian North End neighborhood. These restaurants highlight exposed gas-fired brick ovens in open view of diners, memorabilia and photographs depicting 1940s and 1950s scenes in Boston's North End, and large tables to encourage family-style dining. (See "POLCARI'S NORTH END RESTAURANTS.")

         The Company's long term plan is to expand its operations by opening additional Company-operated Pizzeria Regina food court kiosks in high volume retail malls as the opportunities present themselves, and by opening additional bistro restaurants under the Polcari's North End(TM) name. The Company has also franchised, and plans to continue to franchise, its Pizzeria Regina and Polcari's North End bistro concepts. The rate at which the Company is able to open new Company-operated restaurants will be determined by many factors, including the Company's overall financial and management resources, success in obtaining adequate financing, identifying satisfactory sites, negotiating satisfactory leases, securing requisite governmental permits and approvals, and training management personnel. The rate at which franchised restaurants are opened also will be determined by many factors, including financial and management resources, site availability and qualified franchisees. The Company cannot be certain that it will have the resources to expand, that actual expansion costs will be as anticipated, that current and future sites will operate profitably, or that franchising efforts will be successful.

         The Company's principal offices are located at 999 Broadway, Saugus, Massachusetts 01906 and its telephone number is (781) 231-7575. As used in this Report, unless otherwise indicated, the term "Company" refers to Boston Restaurant Associates, Inc. and its subsidiaries.

PIZZERIA REGINA RESTAURANTS

         The Company currently operates twelve Pizzeria Regina restaurants which are fast service, high volume pizzerias that feature premium brick oven pizza and cater primarily to the lunchtime diner (with the exception of the original North End location, which serves both the lunch and dinner markets). Of these twelve restaurants, eleven are food court kiosks and the original North End Pizzeria Regina is a wait-service restaurant.

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

         The Company's eleven food court kiosks primarily serve pizza by the slice with multiple topping choices and operate side-by-side with other fast food vendors. Menu items are presented in a self-service, take-out style designed to allow customers to order, pay for and consume their food in a very short period of time. Customers who desire to sit down after purchasing their food may join customers of other food court vendors in one or more designated common areas within the mall. The focused menu, self-service, take-out style and common seating provide food court customers with a fast, low cost dining alternative as compared to more traditional full service restaurants. In September, 2000 the Company closed a second wait-service Pizzeria Regina restaurant, due to the expiration of the lease, and the landlord's intent to cease retail operations in the premises.

         The Company intends over the longer term to open additional Pizzeria Regina food court kiosks, primarily in retail malls. Based on the Company's own experience and articles from trade journals, the Company believes there is a trend at retail malls to retrofit and upgrade food courts to emphasize fast food as a focal point of malls. The

Company further believes that lunchtime diners who visit retail shopping malls seek high quality, quick service meals in a food court setting, and that the premium quality of the Company's brick oven pizza should position it to compete effectively in food court locations.

         Management estimates that the cost of opening a typical food court kiosk currently is approximately $400,000. The Company cannot guarantee that actual costs will not significantly exceed these estimates, that the Company will be able to obtain financing necessary to construct additional food courts kiosks, that the Company will be able to complete the construction of new kiosks on a timely basis and within budget, if at all, or that the Company will be able to operate these kiosks successfully.

POLCARI'S NORTH END RESTAURANTS

         In March 1995, the Company opened its first Polcari's North End restaurant in Saugus, Massachusetts, recreating a restaurant similar to one that the Company had operated from 1954-1989 in Boston's North End. The Polcari's North End restaurant concept is designed to create an Italian/American, family-style, casual dining ambiance that captures the community spirit of the 1940s and 1950s in Boston's Italian North End neighborhood. The restaurant highlights exposed gas-fired brick ovens in open view of diners. In addition, memorabilia and photographs depicting 1940s and 1950s scenes in Boston's North End are used to create a neighborhood atmosphere rich with history. The restaurant also features large tables of six or more seats to encourage family style dining and a value-oriented menu that includes branded Pizzeria Regina pizza, large Italian/American pasta dishes and fresh baked breads.

         The Company has also developed a bistro-restaurant concept, which was inspired by the success of the Saugus-based Polcari's North End(TM) restaurant. Unlike the Saugus store, the bistro restaurants are smaller in size, creating a more intimate family dining experience. In addition, the menu is a modified version of the Saugus-based offerings, providing for a lighter dining experience. The bistro restaurants operate under the Polcari's North End(TM) trademark in order to capitalize on that mark's recognition for quality. The first bistro restaurant under the Polcari's North End name opened in January 2000 in Salem, New Hampshire. During fiscal 2001, the Company opened two additional bistro restaurants, under the Polcari's name, one in October 2000 in Woburn, MA and one in January 2001 in Hyannis, MA at the Cape Cod Mall, under the Polcari's North End name.

FRANCHISING

         In 1997, the Company formed Boston Restaurant Associates International, Inc. ("BRAII"), a wholly owned subsidiary, for the purpose of offering Pizzeria Regina and Polcari's North End bistro franchise opportunities both domestically and internationally.

BRAII has filed a Uniform Franchise Offering Circular. The one current domestic franchisee is in the process of relocating a Pizzeria Regina restaurant within Las Vegas, Nevada.

         In January 1998, the Company entered into an international development agreement with Regina International, Ltd. ("Regina International") to pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East and the Pacific Rim. This agreement was terminated during fiscal 2001 due to the relocation of Regina International Ltd.'s chief executive officer. However, pursuant to this agreement, in September 2000 a Polcari's North End restaurant opened in Saudi Arabia.

         In December 1998, BRAII entered into a twenty-year joint venture development agreement with Italian Ventures, LLC, a Kentucky limited liability company ("Italian Ventures"), for the purpose of developing and introducing the full service bistro-type restaurant in the continental United States. A dispute arose between the Company and Italian Ventures over the operation and direction of the joint venture, and the Company entered into a settlement agreement with Italian Ventures on May 10, 2001 terminating the joint venture. (See "ITEM 3. LEGAL PROCEEDINGS" and "ITEM 7. FINANCIAL STATEMENTS - NOTE 8 TO CONSOLIDATED FINANCIAL STATEMENTS.")

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

         The Company seeks sites for the Pizzeria Regina kiosk restaurants within high-traffic food courts or retail shopping malls located in metropolitan areas. It seeks sites for Pizzeria Regina wait-service restaurants in densely populated areas. It seeks sites for Polcari's North End bistro-concept restaurants located near high-volume, middle market traffic centers, such as retail and residential areas with populations of at least 100,000 persons within a five-mile radius. For each type of restaurant, the Company also considers existing local competition and, to the extent such information is available, the sales of other comparably priced restaurants operating in the area.

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

         The staff for a typical Pizzeria Regina kiosk restaurant consists of one general manager, two managers and approximately 12 to 15 hourly employees. The staff of the original Pizzeria Regina consists of a general manager, two managers, and approximately 15 to 25 hourly employees. The staff for a typical Polcari's North End bistro restaurant consists of one general manager, two managers, one kitchen manager and approximately 40 to 60 hourly employees. Most of the Company's hourly employees are part-time personnel. The general manager of each restaurant is primarily responsible for the day-to-day operations of the entire restaurant and for maintaining standards of quality and performance established by the Company.

         The Company believes centralized financial and management controls are fundamental to improving operating margins. These controls are maintained through the use of an automated data processing system and prescribed reporting procedures. Each restaurant has a point-of-sale system that captures restaurant operating information. The restaurants forward daily sales reports, vendor invoices, payroll information and other data to the Company's corporate headquarters. Company management utilizes this data to centrally monitor costs and sales mix, and to prepare periodic financial management reports. This system is also used for budget analysis, planning and determination of menu composition. Restaurant managers perform daily inventories of key supplies. All other supplies are inventoried weekly at the Pizzeria Regina restaurants and monthly at the Polcari's North End Saugus restaurant and bistro-concept restaurants. Cash is controlled through deposits of sale proceeds in local operating accounts following each restaurant shift with respect to the Pizzeria Regina locations and following each business day with respect to the Polcari's North End Saugus location and the bistro locations. The balances in those accounts are wire transferred daily to the Company's principal operating account.

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

         The Company negotiates directly with wholesale suppliers of high volume food ingredients such as cheese, tomato sauce, and flour to ensure consistent quality and freshness of products across its restaurants and to obtain competitive pricing. These ingredients are then purchased for the Company by its distributor at the negotiated price and redistributed to the Company's restaurants. All other food ingredients and beverage products are purchased directly by the general manager of each restaurant in accordance with corporate guidelines. The Company believes that all essential food and beverage products are available from many qualified wholesale suppliers.

ADVERTISING AND MARKETING

         The Company's target market for the Pizzeria Regina restaurants is very broad, consisting of individuals and families who seek fast service and high value-to-price meals during the lunch period. The target market for the Polcari's North End Saugus restaurant and bistro restaurants is adults and families who seek moderately priced Italian dinner entrees in a comfortable environment. The Company believes that its focus on premium quality, service and value is the most effective approach to attracting customers. The Company plans to rely upon local advertising, high-volume traffic flow at retail malls, and word of mouth exposure to market its restaurants.

COMPETITION

         The restaurant business is highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond the Company's or a particular restaurant's control, including changes in the public's tastes and eating and drinking habits, population and traffic patterns and local economic conditions. The Company's restaurants compete with a wide variety of restaurants ranging from national and regional restaurant chains (some of which have substantially greater financial resources than the Company) to locally-owned restaurants. There is also active competition for liquor licenses in certain markets and for advantageous commercial real estate sites suitable for restaurants. The Pizzeria Regina restaurants compete with other fast-service, high volume food providers on the basis of price, value, location, menu and speed of service. The Polcari's North End Saugus restaurant and bistro restaurants compete with other casual, full service restaurants primarily on the basis of menu selection, quality, price, service, ambiance and location.

SEASONALITY

         The Company's restaurants are subject to seasonal fluctuations in sales volume. Sales at the Pizzeria Regina restaurants are typically higher in June through August and in November and December due to increased volume in shopping malls during the holiday and tourist seasons and school vacations.

EMPLOYEES

         As of July 23, 2001, the Company had approximately 600 employees, of whom 14 were corporate and administrative personnel, 56 were field supervision or restaurant managers or management trainees, and the remainder were hourly restaurant personnel. Many of the Company's hourly employees work part-time. The Company believes that its relationship with its employees is good. None of the Company's employees are covered by a collective bargaining agreement.

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

         The Company is subject to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company presently carries $1,000,000 of liquor liability coverage for its restaurants, as well as excess liability coverage of $10,000,000 per occurrence, with a $10,000 deductible. The Company has never been named as a defendant in a lawsuit involving "dram shop" liability. The Company cannot guarantee that dram shop insurance will continue to be available to the Company at commercially reasonable prices, if at all, or that such insurance, if maintained, will be sufficient to cover any claims against the Company for dram shop liability for which it may be held liable.

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

THE COMPANY MAY BE UNABLE TO EXPAND AS PLANNED

         The Company's ability to open additional Company restaurants will depend upon a number of factors, such as identifying satisfactory sites, negotiating satisfactory leases, securing required governmental permits and approvals, providing adequate supervision of construction, and recruiting and training management personnel, some of which are beyond the control of the Company. The Company cannot guarantee that it will be able to open any new restaurants within budget or on a timely basis, if at all, or that any of the new restaurants will operate profitably. If the Company is unable to expand, it may reduce the Company's ability to increase profitability.

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

POSSIBLE NEED OF ADDITIONAL FUNDING

         The Company believes that its anticipated cash flow from operations, together with existing resources, will be sufficient to fund its working capital needs and current plans for at least the next 12 months. However, it cannot guarantee that this will be the case. Changes in the Company's business or its business plan could affect its capital needs. In the event the Company requires additional financing, it cannot guarantee that it would be able to obtain financing on favorable terms, if at all. Failure to do so could have a material adverse effect on the Company's business. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES.")

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

INSIDERS CONTROL THE COMPANY

         The Company's executive officers, directors and their affiliates and members of their immediate families control the vote of approximately 45.6% of the outstanding shares of the Common Stock. As a result, they have the practical ability to implement or block changes in the Company's management and direction which may or may not be in the best interest of stockholders generally.

THE COMPANY'S RESTAURANTS ARE CONCENTRATED IN EASTERN MASSACHUSETTS

         A total of eleven of the Company's sixteen existing restaurants are located in Eastern Massachusetts. As a result, the Company's results of operations may be materially affected by changes in the Massachusetts economy.

OUR STOCK PRICE IS VOLATILE

         Compared to many other publicly traded companies, the Company is relatively small and has a relatively low average daily trading volume. Quarterly operating results of the Company or other restaurant companies, changes in general conditions in the economy, the restaurant industry, or the financial markets, or other developments affecting the Company, its competitors or the financial markets could cause the market price of the Common Stock to fluctuate significantly. These broad market fluctuations may adversely affect the market price of the Common Stock. The Company's securities are, and will likely continue to be, traded on the OTC Bulletin Board. (See "ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.")

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

The following table sets forth certain information with respect to the Company's restaurant properties:

                           APPROX. SQ.  LEASE EXPIRATION
            LOCATION           FT.            DATE          TYPE (1)

Auburn Mall                    924         1/ 31 /08       food court
Auburn, MA

North End                     4,300           N/A          wait service
Boston, MA (2)

Faneuil Hall Marketplace       750          12/31/05       food court
Boston, MA

Burlington Mall               1,018         11/30/05       food court
Burlington, MA

Holyoke Mall                   749          1/31/09        food court
Holyoke, MA

Cape Cod Mall                 5,338        1/31/2011       Polcari's North
Hyannis, MA                                                End (bistro)

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

Providence Place               960         Fall 2009       food court
Providence, RI

Regency Square                 605          11/03/04       food court
Richmond, VA

Salem, NH                     6,430         1/18/10        Polcari's
                                                           North End (bistro)

Saugus, MA                   11,000         11/30/12       Polcari's North End

Woburn, MA                   12,000         4/30/10        Polcari's North End
                                                           (bistro)

(1) Pizzeria Regina food court locations have no independent seating capacity. Seating is centralized in the common areas of the food courts. The North End seats approximately 75 customers; the Saugus Polcari's North End location seats approximately 400 customers; the three bistro restaurants each seat approximately 200 customers.

(2) Company-owned. This property is subject to a mortgage in favor of FleetBank. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- LIQUIDITY AND CAPITAL RESOURCES.") Includes approximately 1,000 square feet located in two adjacent condominiums owned by the Company which have not been built-out as of the date of this Report.

         The Company occupies approximately 4,000 square feet of executive office space at 999 Broadway, Saugus, Massachusetts 01906. The Company also leases approximately 5,000 square feet of warehouse space located in Somerville, Massachusetts under a lease expiring on July 31, 2002 (including all extension options that may be exercised by the Company in its discretion) and approximately 2,741 square feet for its commissary located in Charlestown, Massachusetts under a lease expiring on August 14, 2001. The Company is currently negotiating to extend the commissary lease.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1998, the Company formed a joint venture with Italian Ventures, LLC, a Kentucky limited liability company controlled by two then-Company directors ("Italian Ventures"), for the purpose of developing domestic, casual, Italian-dining restaurants in a bistro format. The Company had a 51% equity interest and Italian Ventures a 49% equity interest in the joint venture entity, Regina Ventures, LLC.

         The relationship fell apart shortly after formation of the joint venture. During fiscal 2000, the Company became involved in legal proceedings with Italian Ventures. Despite the fact that no joint restaurant development ever took place, Italian Ventures made a series of claims against the Company.

         On May 10, 2001 the parties entered into a settlement agreement resolving their disputes. As part of the settlement, the Company and Italian Ventures terminated the development agreement and operating agreement among the parties and also terminated the lawsuit and arbitration proceeding between them.

         Under the terms of the settlement agreement, commencing with the month of May 2001 and ending with the month of April 2008, Italian Ventures shall be entitled to receive from the Company, in exchange for any and all ownership interest held by Italian Ventures, a royalty equal to seven tenths of one percent (0.7%) of the monthly gross sales of each Polcari's Bistro restaurant (as specifically defined therein); provided, however, that Italian Ventures shall not be entitled to receive any additional royalties from the Company once the total of all royalties paid to Italian Ventures by the Company on a cumulative basis during the seven year period equals $1,700,000.

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

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded publicly on the OTC Bulletin Board and on the Boston Stock Exchange (BSE symbol: "BNR"). As of July 23, 2001, there were approximately 600 holders of record of the Company's Common Stock. On July 23, 2001, the last bid and asked price of the Company's Common Stock as reported on the OTC Bulletin Board were $.68 and $.70 per share, respectively.

         The table below represents the quarterly high and low bid and asked prices for the Company's Common Stock for the Company's last two fiscal years, as reported on the OTC Bulletin Board. The prices listed in this table reflect quotations without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

                                      HIGH BID   LOW BID  HIGH ASKED LOW ASKED

Fiscal Year Ended April 29, 2001

     First Quarter..................    $.94      $.75       $1.03      $.78
     Second Quarter.................    $.84      $.75       $1.06      $.87
     Third Quarter..................    $.87      $.75       $1.06      $.87
     Fourth Quarter.................    $.87      $.75       $1.06      $.85

Fiscal Year Ended April 30, 2000

     First Quarter..................    $1.31     $.75       $1.38      $.81
     Second Quarter.................    $1.00     $.69       $1.13      $.72
     Third Quarter..................    $1.01     $.50       $1.25      $.63
     Fourth Quarter.................    $1.19     $.75       $1.38      $.88


         The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Rather, the Company intends to retain all of its future earnings to finance future growth.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following table sets forth for the fiscal periods indicated, 52 week period for fiscal 2001 and 53 week period for fiscal 2000, the percentage of total revenues, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statements of operations:

                                                                          FISCAL YEAR ENDED

                                                               APRIL 29, 2001            APRIL 30, 2000
                                                               --------------            --------------
                                                                 (52 weeks)                (53 weeks)

Income Statement Data:
Total Revenues                                                      100.0%                    100.0%

Costs and expenses:
Cost of food, beverages and liquor                                   21.3                      20.5
Other operating expenses                                             60.1                      59.2
General and administrative                                            8.5                      10.7
Depreciation and amortization                                         5.4                       4.8
Pre-opening costs                                                     3.0                       2.8
Charge for asset impairment                                           2.7                       --
Litigation and Settlement Costs                                       8.5                       --

Total costs and expenses                                            109.5                      98.0

Operating income (loss)                                              (9.5)                      2.0
Interest expense, net                                                 2.1                       2.0

Minority interest                                                     --                        (.4)
Net income (loss)                                                   (11.6)%                      .4%

RESULTS OF OPERATIONS

         During the fourth quarter, the Company recorded non-recurring expenses associated with the settlement of litigation in the amount of $955,000, and expenses associated with the litigation in the amount of $565,000. Additionally, in the fourth quarter, the Company recorded a charge related to the impairment of assets in the amount of $580,000, which contributed to the net loss of $2,500,000 for fiscal 2001.

RESULTS OF OPERATIONS FOR THE YEARS ENDED APRIL 29, 2001 AND APRIL 30, 2000

RESTAURANT SALES

          Restaurant sales in the 52 week fiscal 2001 were $21,610,000, compared to $15,961,000 in the 53 week fiscal 2000. The dollar increase in restaurant sales was attributable to the opening of three new Pizzeria Regina kiosks and three new bistro restaurants between June 1999 and January 2001 (the Kingston, Massachusetts Pizzeria Regina food court kiosk in June of 1999, the new Holyoke, Massachusetts Pizzeria Regina food court kiosk in September of 1999, the new Providence, Rhode Island Pizzeria Regina food court kiosk in October of 1999, the new Salem, New Hampshire Polcari's North End bistro restaurant in January of 2000, the new Woburn, Massachusetts Polcari's North End bistro restaurant in October of 2000, and the new Hyannis, Massachusetts Polcari's North End bistro restaurant in January of 2001). This was partially offset by the closure of a Pizzeria Regina restaurant in September of 2000 at the end of its lease. Sales for the restaurants open throughout both fiscal 2001 and fiscal 2000 increased by approximately 8.5% on a comparable fifty-two week period basis.

         Net sales at the Company's Pizzeria Regina restaurants increased to $12,241,000 in fiscal 2001 from $11,358,000 in fiscal 2000, principally due to the addition of a full year of sales from the three new Pizzeria Regina restaurants and an increase in aggregate same-store sales for existing Pizzeria Regina restaurants, partially offset by the closure of one Pizzeria Regina restaurant in September of 2000 at the end of its lease. Sales for the Pizzeria Regina restaurants open throughout both fiscal 2001 and fiscal 2000 increased by 4.9%.

         Net sales at the Company's full service casual dining restaurants increased to $9,329,000 in fiscal 2001 from $4,540,000 in fiscal 2000. The increase was primarily attributable to the addition of sales at the two new bistro restaurants opened in fiscal 2001 and an additional bistro restaurant open for the entire period of fiscal 2001, and increased sales of 10.8% at the Saugus, Massachusetts Polcari's North End restaurant.

         Sales at the Company's commissary were $40,000 in fiscal 2001 compared to $63,000 in fiscal 2000. The decrease in commissary sales was primarily attributable to the closure of a franchise restaurant.

ROYALTIES

           In December 1997, the Company formed Boston Restaurant Associates International, Inc. During fiscal 2001, the Company recognized $98,000 in franchise fee revenues, $35,000 relating to the opening of an international Polcari's North End franchise, and $63, 000 related to royalties. During fiscal 2000, the Company recognized $53,000 in franchise fee revenues, $20,000 relating to the opening of a domestic Pizzeria Regina franchise, and $33,000 related to royalties.

COSTS AND EXPENSES

COST OF FOOD, BEVERAGES AND LIQUOR

         Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 21% in both fiscal 2001 and fiscal 2000.

         The cost of food, beverage and liquor was $4,645,000 in fiscal 2001 compared to $3,284,000 in fiscal 2000. The dollar increase was due to the two new bistro restaurants opened in fiscal 2001, an additional bistro restaurant opened for the entire year in fiscal 2001 and three Pizzeria Regina kiosks opened for the entire year in fiscal 2001.

         The cost of food, beverages, and liquor as a percentage of total revenues at the Pizzeria Regina restaurants was 16% in fiscal 2001, compared to 17% in fiscal 2000. The decrease in the cost of food, beverages and liquor as a percentage of total sales was principally due to lower cheese costs.

         The cost of food, beverage and liquor at Pizzeria Regina was $1,989,000 in fiscal 2001 compared to $1,932,000 in fiscal 2000. This dollar increase was principally due to the three new Pizzeria Regina kiosks being open for a full year in fiscal 2001 compared to a partial year in fiscal 2000.

         The cost of food, beverages and liquor as a percentage of total revenues at the Company's full service casual dining restaurants decreased to 28% in fiscal 2001 from 30% in fiscal 2000, primarily due to improved cost controls.

         The cost of food, beverage and liquor, at the Company's full service casual dining restaurants, was $2,656,000 in fiscal 2001 compared to $1,352,000 in fiscal 2000. This dollar increase was primarily due to the opening of the two new Polcari's North End bistro restaurants during fiscal 2001 and the New Hampshire bistro restaurant being open for the entire year in fiscal 2001.

OTHER OPERATING EXPENSES

         PAYROLL EXPENSES. Payroll expenses were 31% of total revenue in fiscal 2001, compared to 29% of total revenues in fiscal 2000.

         Payroll Expenses were $6,627,000 in fiscal 2001 compared to $4,621,000 in fiscal 2000, due to the opening of two new Polcari's bistro restaurants and an additional Polcari's bistro and three Pizzeria Regina kiosks opened for the entire year in fiscal 2001.

         Payroll expenses at the Pizzeria Regina restaurants were 25% of total revenues in fiscal 2001 compared to 26% of total revenues in fiscal 2000 due to increased labor efficiency.

         Payroll Expenses were $3,046,000 in fiscal 2001 compared to $2,997,000 in fiscal 2000. This dollar increase was primarily due to the addition of three Pizzeria Regina food court kiosks open for the entire year in fiscal 2001.

         Payroll expenses at the Company's full service casual dining restaurants increased to 35% of net sales in fiscal 2001 from 31% of net sales in fiscal 2000. The percentage increase was primarily attributable to labor costs associated with the training and staffing of the new bistro restaurants.

         Payroll Expenses were $3,311,000 in fiscal 2001 compared to $1,386,000 in fiscal 2000. This dollar increase was primarily due to labor costs associated with the training and staffing of two new bistro restaurants and an additional bistro restaurant open for the entire year in fiscal 2001.

         Payroll expenses at the Company's Commissary were $270,000 for fiscal 2001 as compared to $238,000 in fiscal 2000. The dollar increase in payroll expenses was primarily due to an increase in personnel at the Commissary to meet the added production requirements of the new bistros restaurants and Pizzeria Regina kiosks.

         OTHER OPERATING EXPENSES, EXCLUSIVE OF PAYROLL. Other operating expenses, exclusive of payroll, were 30% of total revenues in both fiscal 2001 and fiscal 2000.

         Other operating expenses, exclusive of payroll were $6,425,000 in fiscal 2001 compared to $4,850,000 in fiscal 2000.

         Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants was 32% of total revenues in fiscal 2001 from 30% of total revenue in fiscal 2000.

         Other operating expenses, exclusive of payroll were $3,939,000 in fiscal 2001 compared to $3,423,000 in fiscal 2000. This dollar increase was principally due to three additional Pizzeria Regina kiosks being open for the entire year in fiscal 2001.

         Other operating expenses, exclusive of payroll, from the Company's full service casual dining restaurants decreased to 24% of net sales in fiscal 2001 from 25% of net sales in fiscal 2000 due to increased controls.

         Other operating expenses, exclusive of payroll, were $2,266,000 in fiscal 2001 compared to $1,125,000 in fiscal 2000. This dollar increase was principally due to the opening of two new bistro restaurants in fiscal 2001 and an additional bistro restaurant open for the entire year in fiscal 2001.

         Other operating expenses also include commissary expenses, which were $103,000 in fiscal 2001 and $62,000 in fiscal 2000, respectively. In addition, other operating expenses included $117,000 in joint venture costs and franchising costs in fiscal 2001 and $240,000 in fiscal 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were 9% of total revenues in fiscal 2001, compared to 11% of total revenues in fiscal 2000. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the additional sales generated by the two new bistro restaurants opened in fiscal 2001, and an additional bistro restaurant and three Pizzeria Regina kiosks open for the entire period in fiscal 2001.

         General and administrative expenses were $1,837,000 in fiscal 2001, compared to $1,719,000 in fiscal 2000. This dollar increase was primarily attributable to computer software consulting costs, outside accountants' review of quarterly financial statements now required by the SEC rules, and medical insurance costs.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expense was 5% of total revenues in both fiscal 2000 and fiscal 2001.

         Depreciation and amortization expense was $1,162,000 in fiscal 2001, as compared to $762,000 in fiscal 2000. The dollar increase in depreciation and amortization expense was primarily attributable to capitalized costs related to the opening of the three new Pizzeria Regina kiosks and the three new bistro restaurants.

PRE-OPENING COSTS

         Pre-opening costs were $658,000 in fiscal 2001 compared to $453,000 in fiscal 2000. Pre-opening costs for fiscal 2001 consisted primarily of costs associated with the opening of the two new bistro restaurants. There were also pre-opening costs in fiscal 2001 associated with franchising ventures.

LITIGATION AND SETTLEMENT COSTS

         In fiscal 2001, the Company incurred litigation and settlement costs of $1,847,000 related to settlement of the dispute with Italian Ventures LLC; there were no litigation and settlement costs for fiscal 2000. Of the total amount, $955,000 was attributable to the actual settlement, and $892,000 was attributable to legal fees and other costs related to the litigation.

CHARGE FOR ASSET IMPAIRMENT

         The Company recorded an impairment charge of $580,000 in the fourth quarter of fiscal 2001 which is included in the consolidated statements of operations related to the write-down of certain long-lived assets. The Company reviewed the carrying value of its long-lived assets and noted that the expected future cash flows for three of its Pizzeria Regina locations were not sufficient to recover the recorded carrying value of long-lived assets at those locations. Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and restaurant equipment at those three locations to their estimated fair market value of approximately $69,000. The Company currently plans to continue to operate these restaurants for their remaining lease terms.

INTEREST EXPENSE AND INTEREST INCOME

         Interest expense increased to $492,000 in fiscal 2001, compared to $375,000 in fiscal 2000. This increase was primarily due to additional borrowings under the Company's credit facility and to additional equipment leases associated with the two new bistro restaurants opened in fiscal 2001 and an additional bistro restaurant and the three new Pizzeria Regina kiosks open for the entire year in fiscal 2001.

         Interest income decreased to $36,000 in fiscal 2001 as compared to interest income in fiscal 2000 of $48,000. The decrease in interest income was attributable to a decrease in cash reserves.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2001, the Company had a net decrease in cash and cash equivalents of $614,000, reflecting net cash provided by operating activities of $1,287,000, net cash used for investing activities of $1,945,000 and net cash provided by financing activities of $44,000.

         Net cash provided by operating activities included a decrease in prepaid expenses of $8,000, an increase in deferred rent of $134,000, an increase in accounts payable of $823,000, an increase in accrued expenses of $469,000, an increase in other long-term liabilities of $958,000, a charge for asset impairment of $580,000 and depreciation and amortization expense of $1,162,000, partially offset by an increase in inventory of $209,000, an increase in accounts receivable of $75,000 and an increase in other assets of $52,000. Net cash used for investing activities reflected costs associated with the opening of the new Woburn, Massachusetts and Hyannis, Massachusetts Polcari's North End bistro restaurants. Net cash provided by financing activities of $44,000 consisted of net repayments of long-term debt, capital lease obligations and stockholder loans in the aggregate amount of $756,000, offset by the $800,000 drawn from the FleetBank credit line.

         At April 29, 2001, the Company had negative net working capital of $2,541,000, compared to negative net working capital of $564,000 at the end of fiscal 2000. At April 29, 2001, the Company had cash equivalents of $333,000. This cash position will require the Company to carry out a cash conservation program throughout the coming year. This program may include deferral of any additional store openings, deferral of payment of certain obligations and careful cost control of operations. As of April 29, 2001, the Company had borrowed $1,411,000 under its $2,000,000 line of credit facility with FleetBank. However, on that date, the Company was out of compliance with certain financial covenants of the Fleet Bank credit facility, including the ratios of total debt to tangible net worth, EBITDA to interest, and debt to EBITDA, and was not eligible to borrow any further amounts under the line of credit. Subsequent to year end, Fleet Bank agreed to waive the financial covenant violations for fiscal 2001 and has amended the financial covenants for fiscal 2002.

         While the Company believes that its existing resources, cash flow from operations and implementation of contemplated cash conservation measures will be sufficient to allow it to meet its obligations over the next twelve months, there can be no guarantee that that will be the case. The Company may pursue additional debt or equity financing if the Board of Directors determines necessary or appropriate. There is no guarantee that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain additional financing at all.

NEW ACCOUNTING STANDARD

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

         In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2001 and it did not have a material effect on the Company's financial statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company's working capital and other resources, cash conservation program, its ability to obtain additional financing, and the timing of the Company's expansion, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company's operating results; seasonality of sales; competition; risks associated with expansion; the Company's reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company's restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. (See "ITEM 1. BUSINESS RISK FACTORS.")

ITEM 7.  FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                   -----------
         Index to Financial Statements.........................            F-1
         Report of Independent Certified Public Accountants....            F-2
         Consolidated Financial Statements
                  Balance sheets...............................      F-3 - F-4
                  Statements of operations.....................            F-5
                  Statements of stockholders' equity...........            F-6
                  Statements of cash flows.....................            F-7
                  Summary of accounting policies...............      F-8 - F-12
                  Notes to consolidated financial statements...     F-13 - F-30

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this Item 9 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 2001 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 2001 fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close if its 2001 fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its 2001 fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT                                                            REFERENCE
NUMBER                                                               NUMBER
3.01    Amended Certificate of Incorporation of the Registrant      G-3.01*

3.02    Amended By-Laws of the Registrant                           A-3(b)*

4.01    Description of Stock (contained in the Amended              G-4.01*
        Certificate of Incorporation of the Registrant, filed as
        Exhibit 3.01).

4.02    Form of Certificate evidencing shares of Common Stock       D-4(b)*

4.13    Guaranty  of Lease of  George R.  Chapdelaine  and John P.  F-4.01*
        Polcari,  Jr.  dated  March  17,  1998 in favor of  H.C.B.
        Corporation.

4.14    Guaranty of Lease of George R. Chapdelaine and John P.      F-4.02*
        Polcari, Jr. dated March 17, 1998 in favor of H.C.B.
        Corporation.

4.15    Guaranty of Lease of George R. Chapdelaine and John P.      F-4.03*
        Polcari Jr. dated March 17, 1998 in favor of H.C.B.
        Corporation

4.16    Form of Option granted to Mr. Chapdelaine and Mr. Polcari   F-4.04*
        in consideration of their guaranties of Boston Restaurant
        Associates, Inc. obligations under the H.C.B. Corporation leases

10.04   Lease dated October 14, 1986 between Polcari Enterprises,   A-10(o)*
        Inc., and Costa Fruit & Produce Co., Inc. regarding the
        Registrant's commissary located in Charlestown,
        Massachusetts

10.09  1994 Combination Stock Option Plan**                        A-10(r)*

10.10  Form of Indemnification Agreement with each of the          A-10(bb)*
       directors and certain officers of the Registrant**

10.11  Incentive Stock Option Plan**                               B-10(h)*

10.12  1994 Non-Employee Director Stock Option Plan, as            C-10(h)*
       amended**

10.20  Equipment Lease dated March 17, 1998 between H.C.B.         E-10.01*
       Corporation and Pizzeria Regina of Virginia, Inc.
       regarding certain equipment located in the Regency Square
       Mall, Richmond  Virginia

10.21  Equipment  Lease  dated  March  17,  1998  between  H.C.B.  FO-10.01*
       Corporation   and   Pizzeria   Regina  of  Florida,   Inc.
       regarding certain equipment located in the Oviedo
       Marketplace, Oviedo, Florida.

10.22  Equipment Lease dated March 17, 1998 between H.C.B.         F-10.02*
       Corporation and Ocean, Inc. regarding certain equipment at a Pizzeria Regina location in the Auburn Mall, Auburn, Massachusetts.

10.23  Equipment Lease dated March 17, 1998 between H.C.B.         F-10.03*
       Corporation and Ocean, Inc. regarding certain equipment at a Pizzeria Regina location in the Regency Square Mall, Richmond, VA.

10.26  Employment Contract of George R. Chapdelaine dated July     H-99.A*
       1, 1999**

21     Subsidiaries of the Registrant                              A-21*

23     Consent of BDO Seidman, LLP                                Filed Herewith

------------------------------------------------------------------------------

99   Charter of the Audit Committee of Boston Restaurant          I-99*
     Associates, Inc., as adopted December 8, 2000

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

D Incorporated by reference to the Company's annual report on Form 10-K for the year ended April 30, 1994. The number set forth herein is the number of the Exhibit in said annual report.

E Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended January 25, 1998. The number set forth herein is the number of the
     Exhibit in said quarterly report.

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

I Incorporated by reference to the Company's quarterly report on Form 10-QSB for period ending January, 2001. The number set forth herein is the number of the Exhibit in said quarterly report.

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BOSTON RESTAURANT ASSOCIATES, INC.

Date: July 23, 2001            By: /s/GEORGE R. CHAPDELAINE
                                   --------------------------------------
                                   George R. Chapdelaine, President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                               DATE

/s/GEORGE R. CHAPDELAINE                                July 23, 2001
--------------------------------------------
George R. Chapdelaine, Chief
Executive Officer, President and
Director (principal executive officer)

/s/ FRAN V. ROSS                                        July 23, 2001
--------------------------------------------
Fran V. Ross, Chief Financial Officer
(principal financial and accounting officer)

/s/ HUGH DEVINE                                          July 23, 2001
--------------------------------------------
Hugh Devine, Director

/s/ ROGER LIPTON                                         July 23, 2001
--------------------------------------------
Roger Lipton, Director

/s/ KATHLEEN MASON                                       July 23, 2001
--------------------------------------------
Kathleen Mason, Director

/s/ JOHN P. POLCARI, JR.                                 July 23, 2001
--------------------------------------------
John P. Polcari, Jr., Director

/s/ LUCILLE SALHANY                                      July 23, 2001
--------------------------------------------
Lucille Salhany, Director

                                                               BOSTON RESTAURANT
                                                            ASSOCIATES, INC. AND
                                                                    SUBSIDIARIES




                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED APRIL 29, 2001 AND APRIL 30, 2000

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

   Statements of operations                                                                           F-5

   Statements of stockholders' equity                                                                 F-6

   Statements of cash flows                                                                           F-7

   Summary of accounting policies                                                             F-8 to F-12

   Notes to consolidated financial statements                                                F-13 to F-30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Boston Restaurant Associates, Inc.

We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 29, 2001 and April 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 29, 2001 and April 30, 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                /s/ BDO Seidman, LLP



Boston, Massachusetts
June 15, 2001, except for Note 4
  which is as of July 20, 2001

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS



                                                                                      APRIL 29,               April 30,
                                                                                       2001                     2000
=======================================================================================================================

ASSETS (Note 4)

CURRENT:
   Cash and cash equivalents                                                      $    333,048              $  947,386
   Accounts receivable                                                                 124,312                  49,276
   Inventories (Note 1)                                                                579,270                 370,672
   Prepaid expenses and other                                                           39,265                  46,915
-----------------------------------------------------------------------------------------------------------------------

     Total current assets                                                            1,075,895               1,414,249
-----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (Notes 8 and 12):
   Building                                                                            512,500                 512,500
   Leasehold improvements                                                            6,463,726               5,166,962
   Equipment, furniture and fixtures                                                 4,257,568               3,192,541
-----------------------------------------------------------------------------------------------------------------------

                                                                                    11,233,794               8,872,003

   Less accumulated depreciation and amortization                                    4,484,399               3,207,082
-----------------------------------------------------------------------------------------------------------------------

     Net property and equipment                                                      6,749,395               5,664,921
-----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS, net (Note 2)                                                           1,174,913               1,228,706
-----------------------------------------------------------------------------------------------------------------------

                                                                                  $  9,000,203              $8,307,876
=======================================================================================================================

                    SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                     (CONTINUED)


                                                                                      APRIL 29,               April 30,
                                                                                       2001                     2000
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $  1,219,424             $   396,337
   Accrued expenses (Note 3)                                                         1,501,744               1,032,610
   Current maturities (Notes 4, 5, and 8):
     Long-term debt                                                                    543,082                 328,963
     Notes payable - stockholder                                                         5,259                   4,994
     Obligations under capital leases                                                  347,842                 215,100
-------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                     3,617,351               1,978,004

LONG-TERM OBLIGATIONS:
   Long-term debt, less current maturities (Note 4)                                    868,002                 738,567
   Notes payable - stockholder, less current maturities (Note 5)                       106,318                 111,577
   Obligations under capital leases, less current maturities (Note 8)                  813,235                 465,749
   Deferred rent (Note 8)                                                              282,359                 148,737
   Subordinated debentures (Notes 6 and 9)                                           1,500,000               1,500,000
   Other long-term liabilities (Note 8)                                                958,000                       -
-------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                             8,145,265               4,942,634
-------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Notes 6 and 9):
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
     none issued                                                                             -                       -
   Common stock, $.01 par value 25,000,000 shares authorized;
     issued 7,060,170 shares; outstanding 7,035,170 shares                              70,602                  70,602
   Additional paid-in capital                                                       10,922,636              10,922,636
   Accumulated deficit                                                             (10,113,608)             (7,603,304)
-------------------------------------------------------------------------------------------------------------------------

                                                                                       879,630               3,389,934

   Less treasury stock, 25,000 shares at cost                                          (24,692)                (24,692)
-------------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                      854,938               3,365,242
-------------------------------------------------------------------------------------------------------------------------

                                                                                  $  9,000,203             $ 8,307,876
=========================================================================================================================

                    SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                      APRIL 29,               April 30,
YEARS ENDED                                                                            2001                     2000
========================================================================================================================

REVENUES:
   Restaurant sales                                                             $   21,609,893           $  15,960,743
   Franchise fees (Note 8)                                                              98,014                  52,578
------------------------------------------------------------------------------------------------------------------------

     Total revenues                                                                 21,707,907              16,013,321
------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of food, beverages and liquor                                                4,644,810               3,284,015
   Other operating expenses                                                         13,052,040               9,471,227
   General and administrative                                                        1,837,085               1,719,071
   Depreciation and amortization                                                     1,161,628                 762,346
   Pre-opening costs                                                                   658,090                 453,002
   Litigation and settlement costs (Note 8)                                          1,847,487                       -
   Charge for asset impairment (Note 12)                                               580,000                       -
------------------------------------------------------------------------------------------------------------------------

     Total costs and expenses                                                       23,781,140              15,689,661
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                                             (2,073,233)                323,660

INTEREST EXPENSE, net of interest income of $35,509 and
     $48,257 in 2001 and 2000, respectively                                           (456,842)               (327,164)

OTHER INCOME, net                                                                       19,771                   5,171
------------------------------------------------------------------------------------------------------------------------

   Income (loss) before minority interest                                           (2,510,304)                  1,667

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY                                                  -                  63,867
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                               $   (2,510,304)          $      65,534
========================================================================================================================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK (Note 11):
   Basic and diluted                                                            $         (.36)          $        0.01

                    SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


-------------------------------------------------------------------------------------------------------------------------

                                    Common Stock
                                   $.01 Par Value       Additional                     Treasury Stock         Total
                                  -----------------      Paid-in     Accumulated     -----------------     Stockholders'
                                  Shares    Amount       Capital       Deficit       Shares    Amount        Equity
=========================================================================================================================

BALANCE, April 25, 1999        7,060,170    $70,602   $10,922,636    $ (7,668,838)         -   $      -     $3,324,400

   Purchase of treasury stock          -          -             -               -     25,000    (24,692)       (24,692)

   Net income for the year             -          -             -          65,534          -          -         65,534
-------------------------------------------------------------------------------------------------------------------------

BALANCE, April 30, 2000        7,060,170     70,602    10,922,636      (7,603,304)    25,000    (24,692)     3,365,242

   Net loss for the year               -          -             -      (2,510,304)         -          -     (2,510,304)
-------------------------------------------------------------------------------------------------------------------------

BALANCE, April 29, 2001        7,060,170    $70,602   $10,922,636    $(10,113,608)    25,000   $(24,692)    $  854,938
=========================================================================================================================

                    SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 10)



                                                                                      APRIL 29,               April 30,
YEARS ENDED                                                                            2001                     2000
========================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $(2,510,304)            $    65,534
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                   1,161,628                 762,346
     Litigation settlement                                                             955,000                       -
     Charge for asset impairment                                                       580,000                       -
     Minority interest in net loss of subsidiary                                             -                 (63,867)
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (75,036)                (17,155)
       Inventories                                                                    (208,598)               (156,015)
       Prepaid expenses and other                                                        7,650                   4,170
       Other assets                                                                    (52,450)                (81,013)
       Accounts payable                                                                823,087                 159,567
       Accrued expenses                                                                407,134                 381,521
       Deferred rent                                                                   133,622                  42,224
       Other long-term liabilities                                                      65,000                       -
------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                   1,286,733               1,097,312
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (1,944,929)             (2,452,581)
   Proceeds from sales of fixed assets                                                       -                   7,000
------------------------------------------------------------------------------------------------------------------------

         Net cash used for investing activities                                     (1,944,929)             (2,445,581)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                            800,000                 845,000
   Repayments of long-term debt                                                       (456,446)               (262,471)
   Repayments of capital lease obligations                                            (294,702)               (155,601)
   Repayments of stockholder loans                                                      (4,994)                 (4,738)
   Minority interest investment in subsidiary                                                -                  34,858
   Purchase of treasury stock                                                                -                 (24,692)
------------------------------------------------------------------------------------------------------------------------

         Net cash provided by financing activities                                      43,858                 432,356
------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (614,338)               (915,913)

CASH AND CASH EQUIVALENTS, beginning of year                                           947,386               1,863,299
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                             $   333,048             $   947,386
========================================================================================================================

                    SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                                              CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES


NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company is engaged in the restaurant business. As of April 29, 2001, the Company operated twelve pizza restaurants and four casual Italian dining restaurants. As of April 30, 2000, the Company operated thirteen pizza restaurants and two casual Italian dining restaurants.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

FISCAL YEAR

The Company's fiscal year ends on the last Sunday in April. Fiscal years 2001 and 2000 included 52 and 53 weeks, respectively.

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

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents were approximately $48,000 and $293,000 at April 29, 2001 and April 30, 2000, respectively.

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

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the length of the related lease, including anticipated renewal periods, whichever is shorter.

OTHER ASSETS

GOODWILL

Goodwill resulting from the excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years.

DEFERRED FINANCING COSTS

Costs incurred in connection with obtaining financing are amortized over the terms of the related debt.

LEASE ACQUISITION RIGHTS

Costs incurred in connection with the purchases of leases are being amortized over the terms of the leases.


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


ADVERTISING COSTS

Advertising costs are expensed when incurred. Advertising expense amounted to approximately $243,000 and $177,000 in 2001 and 2000, respectively.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES


PRE-OPENING COSTS

All nonrecurring costs, such as recruiting, training and other initial direct administrative expenses associated with the opening of new restaurant locations, are expensed as incurred.

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

STOCK OPTIONS

The Company follows the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on earnings and earnings per share of common stock on a pro forma basis.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company follows Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

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

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In fiscal 2001, the Company recorded an impairment charge related to the write-down of certain long-lived assets (see Note 12).


NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at their fair values. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                                  SUMMARY OF ACCOUNTING POLICIES


NEW ACCOUNTING STANDARD (Continued)

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in fiscal 2001 and it did not have a material effect on the Company's financial statements.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     INVENTORIES                    Inventories consist of the following:

                                                                                              APRIL 29,          April 30,
                                                                                                2001               2000
                                      ======================================================================================

                                      Food, beverages, and liquor                          $   240,201         $   195,372
                                      Paper goods and supplies                                 339,069             175,300
                                      --------------------------------------------------------------------------------------

                                      Total                                                $   579,270         $   370,672
                                      ======================================================================================


2.     OTHER ASSETS                   Other assets consist of the following:

                                                                                              APRIL 29,          April 30,
                                                                                                2001               2000
                                      ======================================================================================

                                      Goodwill                                           $     765,133       $     765,133
                                      Deposits and other                                       397,913             338,913
                                      Lease acquisition rights                                 290,700             290,700
                                      Deferred financing costs                                 238,630             281,275
                                      --------------------------------------------------------------------------------------

                                                                                             1,692,376           1,676,021

                                      Less accumulated amortization                            517,463             447,315
                                      --------------------------------------------------------------------------------------

                                      Other assets, net                                  $   1,174,913       $   1,228,706
                                      ======================================================================================

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     ACCRUED EXPENSES               Accrued expenses consist of the following:

                                                                                              APRIL 29,          April 30,
                                                                                                2001               2000
                                      ======================================================================================

                                      Professional fees                                  $     395,804       $     138,771
                                      Compensation                                             332,430             275,836
                                      Interest                                                 183,796             195,569
                                      Accrued rent                                             181,252             106,883
                                      Gift certificates                                        154,709              72,039
                                      Other                                                    151,634             154,587
                                      Taxes other than income taxes                            102,119              88,925
                                      --------------------------------------------------------------------------------------

                                      Total                                              $   1,501,744       $   1,032,610
                                      ======================================================================================


4. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

In November 1998, the Company obtained a $2,000,000 revolving credit facility with a bank. At the Company's option, borrowings used to repay existing bank debt or to finance construction of new restaurant locations may be in the form of a term loan, payable over a four year period with variable interest rate options. Borrowings used to fund short-term working capital needs bear interest at the bank's base lending rate plus 1%. Such borrowings plus accrued interest are due in full within 30 days of issuance. There were no short-term working capital borrowings outstanding at April 29, 2001 and April 30, 2000. The Revolving Credit Facility Agreement requires compliance with various financial covenants including total debt to tangible net worth ratio, debt service ratio and certain earnings ratios. Outstanding borrowings against this credit facility amounted to $1,411,084 and $1,067,530 at April 29, 2001 and April 30, 2000,
respectively, and consisted of term notes payable. All borrowings under the revolving credit facility are collateralized by substantially all of the Company's assets. As of April 29, 2001, the Company was not in compliance with certain financial covenants and was not eligible to borrow any additional amounts under the credit facility. On July 20, 2001, the Company received written notification from the bank which waived the covenant violations as of April 29, 2001 and amended the financial covenants for fiscal 2002.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (Continued)

       LONG-TERM DEBT                 Long-term debt consists of the following:

                                                                                              APRIL 29,          April 30,
                                                                                                2001               2000
                                      ======================================================================================

                                      Notes  payable  to a bank  bearing  interest at
                                      9.68%, representing borrowings against the
                                      Company's revolving credit facility, payable
                                      in aggregate monthly  installments of $12,605
                                      through July 2004.                                    $420,322                 $-

                                      Notes  payable  to a bank  bearing  interest at
                                      9.68%, representing borrowings against the
                                      Company's revolving credit facility, payable
                                      in aggregate  monthly  installments of $7,563
                                      through July 2004.                                     252,194                  -

                                      Notes  payable  to a bank  bearing  interest at
                                      7.84%, representing borrowings against the
                                      Company's revolving credit facility, payable
                                      in aggregate monthly  installments of $12,984
                                      through November 2002.                                 231,282            363,280

                                      Notes  payable  to a bank  bearing  interest at
                                      8.89%, representing borrowings against the
                                      Company's revolving credit facility, payable
                                      in aggregate  monthly  installments of $8,443
                                      through June 2003.                                     199,007            278,741

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. REVOLVING CREDIT FACILITY AND LONG-TERM DEBT (Continued)

       LONG-TERM DEBT
       (Continued)


                                                                                           APRIL 29,          April 30,
                                                                                             2001               2000
                                      ======================================================================================

                                      Notes  payable  to a bank  bearing  interest at
                                      9.12%, representing borrowings against the
                                      Company's revolving credit facility, payable
                                      in aggregate  monthly  installments of $7,607
                                      through August 2003.                                     191,216             261,543

                                      Notes  payable  to a bank  bearing  interest at
                                      8.89%, representing borrowings against the
                                      Company's revolving credit facility, payable
                                      in aggregate  monthly  installments of $4,967
                                      through June 2003.                                       117,063             163,966
                                      -------------------------------------------------------------------------------------

                                      Total                                                  1,411,084           1,067,530

                                      Less current maturities                                  543,082             328,963
                                      -------------------------------------------------------------------------------------

                                      Long-term debt                                     $     868,002       $     738,567
                                      ======================================================================================


                                      Maturities of long-term debt are as
                                      follows:

                                      FISCAL YEAR ENDING                                                          Amount
                                      ======================================================================================

                                      2002                                                                   $     543,082
                                      2003                                                                         527,769
                                      2004                                                                         280,695
                                      2005                                                                          59,538
                                      --------------------------------------------------------------------------------------

                                      Total                                                                  $   1,411,084
                                      ======================================================================================

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. NOTES PAYABLE - STOCKHOLDER

Notes payable - stockholder consists of two notes, with interest at 7.18% and 8%, payable in aggregate monthly installments of principal and interest of $810, maturing January 2017. Maturities of notes payable - stockholder are as follows:


                                      FISCAL YEAR ENDING                                                          Amount
                                      ======================================================================================

                                      2002                                                                     $     5,259
                                      2003                                                                           5,567
                                      2004                                                                           5,820
                                      2005                                                                           6,114
                                      2006                                                                           6,418
                                      Thereafter                                                                    82,399
                                      --------------------------------------------------------------------------------------

                                      Total                                                                    $   111,577
                                      ======================================================================================


6. SUBORDINATED DEBENTURES

Subordinated debentures with an outstanding balance at both April 29, 2001 and April 30, 2000 of $1,500,000 consist of convertible debentures bearing interest at variable rates of 8% through December 31, 1997, 10% through December 31, 1998, 12% through December 31, 1999 and 14% through December 31, 2011, payable semi-annually and convertible into the Company's common stock at a conversion rate of $1.25 per share. The Company has recorded interest costs related to these debentures at a straight-lined rate of 13.2%. The convertible debentures are convertible at the option of the holder, at any time, and automatically convert into shares of common stock at the conversion rate if the average bid price of the Company's common stock for any sixty consecutive trading days is equal to or greater than $3.00. The debentures are due on December 31, 2011.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. TAXES ON INCOME (LOSS)

At April 29, 2001, the Company has the following net operating loss carryforwards, subject to review by the Internal Revenue Service, available to offset future federal taxable income:


                                                                                                               Expiration
                                                                                                Amount            Dates
                                      ====================================================================================

                                      Net operating losses purchased in a 1994
                                      acquisition, whose use is limited.                      $2,225,000        2004-2009


                                      Net operating losses incurred before and
                                      after acquisition and available for
                                      immediate offset against taxable income.                $4,189,000        2000-2013


                                      Deferred tax assets are comprised of the following:

                                                                                              APRIL 29,          April 30,
                                                                                                2001               2000
                                      =====================================================================================

                                      Deferred tax assets:
                                         Net operating loss carryforwards               $    2,565,600      $    2,822,400
                                         Fixed assets                                          608,800             216,000
                                         Pre-opening costs                                     319,600             160,000
                                         Accruals and other reserves                           489,600                   -
                                         Valuation allowance                                (3,983,600)         (3,198,400)
                                      -------------------------------------------------------------------------------------

                                           Net deferred tax assets                      $            -      $            -
                                      =====================================================================================

The Company has provided a valuation allowance equal to 100% of its total deferred tax assets in recognition of the uncertainty regarding the ultimate amount of the deferred tax assets that will be realized. Pre-opening costs are capitalized and amortized over a five year period for tax purposes.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. TAXES ON INCOME (LOSS) (Continued)

A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before taxes on income (loss) is as follows:

                                                                                   APRIL 29,         April 30,
                                                                                     2001              2000
                                      ======================================================================================

                                      Statutory rate                               (34.0)%             34.0%

                                      Change in valuation allowance                 34.0                  -

                                      Utilization of net operating loss
                                         carryforward generating no current
                                         or deferred tax effect.                       -              (34.0)
                                      --------------------------------------------------------------------------------------

                                      Effective tax rate                                             -   %              -  %
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

The following is an analysis of equipment held under capital leases, included in property and equipment in the accompanying consolidated balance sheets:


                                                                                              APRIL 29,          April 30,
                                                                                                2001               2000
                                      ======================================================================================

                                      Equipment                                          $   1,739,896         $   964,966
                                      Less accumulated amortization                            442,913             255,147
                                      --------------------------------------------------------------------------------------

                                      Net leased property under capital leases           $   1,296,983         $   709,819
                                      ======================================================================================

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. COMMITMENTS AND CONTINGENCIES (Continued)

   LEASES (Continued)

Aggregate minimum rental requirements under capital leases and operating leases as of April 29, 2001, are approximately as follows:

                                                                                           Capital              Operating
                                      FISCAL YEAR ENDING                                   Leases                Leases
                                      =====================================================================================

                                      2002                                             $     453,549       $     2,669,000
                                      2003                                                   420,507             2,612,000
                                      2004                                                   243,082             2,562,000
                                      2005                                                   214,701             2,523,000
                                      2006                                                    63,457             2,295,000
                                      Thereafter                                                   -             5,548,000
                                      --------------------------------------------------------------------------------------

                                      Total minimum lease payments                         1,395,296       $    18,209,000
                                                                                                           ================

                                      Amount representing interest                          (234,219)
                                      --------------------------------------------------------------

                                      Present value of net minimum
                                        lease payments                                     1,161,077

                                      Less current maturities                                347,842
                                      --------------------------------------------------------------

                                      Long-term maturities                             $     813,235
                                      ==============================================================

Deferred rent liabilities of $282,359 and $148,737 as of April 29, 2001 and April 30, 2000, respectively, were recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

Rent expense under all operating leases amounted to approximately $2,720,000 and $2,191,000 during fiscal 2001 and 2000, respectively, which included contingent rent of approximately $108,000 and $81,000, respectively.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. COMMITMENTS AND CONTINGENCIES (Continued)

   FRANCHISING

In December 1997, the Company formed Boston Restaurant Associates International, Inc. ("BRAII"), a wholly-owned subsidiary, for the purpose of offering Pizzeria Regina and Polcari's franchise opportunities both domestically and internationally. During fiscal 2001, the Company recognized $98,014 in franchise fee revenues, $35,000 relating to the opening of an international Polcari's North End franchise, and $63,014 related to royalties. During fiscal 2000, the Company recognized $52,578 in franchise fee revenues, $20,000 relating to the opening of a domestic Pizzeria Regina franchise, and $32,578 related to royalties. Royalty revenues related to a franchise controlled by a former Company director were approximately $300 and $6,700 in fiscal 2001 and 2000, respectively.

INTERNATIONAL DEVELOPMENT AGREEMENT

In January 1998, the Company entered into an International Development Agreement ("Development Agreement") with Regina International, Ltd ("Regina
International"), a corporation controlled by a then Company director, to pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East, and the Pacific Rim.

The Development Agreement, which was for an initial term of five and a half years, required the Company to pay a monthly development fee of $7,000 beginning the month after the first territory fee had been received and for sixty months, provided the Development Agreement had not been earlier terminated. Pursuant to this agreement, a Polcari's North End Restaurant opened in Saudi Arabia in September 2000. The Development Agreement was terminated during fiscal 2001 due to the relocation of Regina International's Chief Executive Officer.

The Company recorded approximately $57,000 in development fees during fiscal 2001, prior to the termination of the Development Agreement. For fiscal 2000, no development fees or royalties had been earned.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. COMMITMENTS AND CONTINGENCIES (Continued)

   LITIGATION

   (A)    JOINT VENTURE AND DEVELOPMENT AGREEMENTS

In December 1998, the Company formed a joint venture with Italian Ventures, LLC ("Italian Ventures"), a Kentucky corporation controlled by two then Company directors, and entered into a Development Agreement (the "Agreement") for the purpose of developing domestic casual Italian dining restaurants. The Company had a 51% equity interest in the joint venture entity, Regina Ventures, LLC ("Regina Ventures").

The relationship fell apart shortly after formation of the joint venture. Despite the fact that no restaurant development ever took place, Italian Ventures made a series of claims against the Company. During fiscal 2000, the Company became involved in legal proceedings with Italian Ventures, LLC. On May 10, 2001 the parties entered into a settlement agreement resolving their disputes. As part of the settlement, the Company and Italian Ventures terminated the development agreement and operating agreement among the parties and also terminated the lawsuit and arbitration proceeding between them.

Under the terms of the settlement agreement, commencing with the month of May 2001 and ending with the month of April 2008, Italian Ventures shall be entitled to receive from the Company, in exchange for any and all ownership interest held by Italian Ventures, a royalty equal to seven tenths of one percent (0.7%) of the monthly gross sales of each Polcari's Bistro restaurant (as specifically defined therein); provided, however, that Italian Ventures shall not be entitled to receive any additional royalties from the Company once the total of all royalties paid to Italian Ventures by the Company on a cumulative basis during the seven year period equals $1,700,000.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. COMMITMENTS AND CONTINGENCIES (Continued)

   LITIGATION (Continued)

   (A)    JOINT VENTURE AND DEVELOPMENT AGREEMENTS (continued)

The Company recorded a non-recurring charge of approximately $955,000 in the fourth quarter of fiscal 2001 which is included in litigation and settlement costs in the consolidated statements of operations. The corresponding settlement liability was recorded on the Company's balance sheet for $955,000 of which $893,000 was included in other long-term liabilities at April 29, 2001. The settlement liability represents the Company's best estimate of the total royalty payments expected to be made during the seven year settlement period. This estimate is based on 0.7% of the projected sales of current and future Polcari's Bistro Restaurants of approximately $1,250,000 discounted to reflect the present value of $955,100. Additionally, legal fees and other costs related to the litigation of approximately $892,000 were recorded during fiscal 2001.

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

The 1994 Director Plan, as amended, provides for the granting to each eligible non-employee director of the Company options to purchase shares of the Company's common stock. Options granted under the 1994 Director Plan are granted with an exercise price equal to the fair market value of the Company's common stock at the grant date, vest over six months and expire ten years from the grant date. A total of 500,000 shares have been reserved for issuance under the 1994 Director Plan.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. STOCKHOLDERS' EQUITY (Continued)

   STOCK OPTIONS AND WARRANTS (Continued)

Changes in options outstanding under the 1994 Plans, options issued in connection with the guarantees of certain leases and debt by the Company's President and Treasurer, and options issued under prior plans which have expired are summarized as follows:


                                                                                                                Weighted-
                                                                                                                 Average
                                                                                                                Exercise
                                                                                          Shares                  Price
                                      ======================================================================================


                                      BALANCE, April 25, 1999                            1,130,746                  $ 1.08
                                             Granted                                       136,500                    1.00
                                      --------------------------------------------------------------------------------------

                                      BALANCE, April 30, 2000                            1,267,246                    1.07
                                             Granted                                        80,000                     .89
                                             Expired                                      (411,500)                   (.93)
                                      --------------------------------------------------------------------------------------

                                      BALANCE, April 29, 2001                              935,746                  $ 1.11
                                      --------------------------------------------------------------------------------------

As of April 29, 2001, options for 821,066 shares were exercisable at prices ranging from $.81 to $2.38. As of April 30, 2000, options for 1,056,646 shares were exercisable at prices ranging from $0.88 to $2.38.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. STOCKHOLDERS' EQUITY (Continued)

   STOCK OPTIONS AND WARRANTS (Continued)

The following tables summarizes stock options outstanding and exercisable at April 29, 2001:


                                                                                        Options Outstanding
                                                                      ----------------------------------------------------
                                                                                              Weighted-
                                                                                               Average          Weighted-
                                                   Range of                                   Remaining          Average
                                                   Exercise              Number              Contractual        Exercise
                                                    Prices             Outstanding          Life (years)          Price
                                      ======================================================================================

                                              $   .81  - $1.17              713,400            5.0                 $ 1.01
                                                 1.24  -  1.56              177,346            2.9                   1.32
                                                 1.88  -  2.38               45,000            5.0                   1.93
                                      --------------------------------------------------------------------------------------

                                              $   .81  - $2.38              935,746            4.6                 $ 1.11
                                      ======================================================================================


                                                                                              Options Exercisable
                                                                                 ----------------------------------------
                                                                                                                Weighted-
                                                   Range of                                                      Average
                                                   Exercise                         Number                      Exercise
                                                    Prices                        Exercisable                     Price
                                      ======================================================================================

                                              $   .81  - $1.17                        613,320                      $ 1.02
                                                 1.24  -  1.56                        165,746                        1.30
                                                 1.88  -  2.38                         42,000                        1.94
                                      --------------------------------------------------------------------------------------

                                              $   .81  - $2.38                        821,066                      $ 1.12
                                      ======================================================================================

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. STOCKHOLDERS' EQUITY (Continued)

   STOCK OPTIONS AND WARRANTS (Continued)

At April 29, 2001, warrants outstanding, all of which are exercisable, consist of warrants to purchase 350,000 and 150,000 shares of common stock at an exercise price of $3.00 per share, expiring December 31, 2006 and January 25, 2008, respectively, granted in consideration for brokerage services related to the issuance of convertible subordinated debentures.

The convertible subordinated debentures with an outstanding balance of $1,500,000 as of April 29, 2001 are convertible into common shares at $1.25 per share. Accordingly, 1,200,000 shares have been reserved for conversion of the subordinated debentures.

At April 29, 2001, 2,932,846 shares of common stock were reserved with respect to outstanding options, warrants and convertible debentures.

During fiscal 2001, warrants to purchase 50,000 shares of common stock at $2.80 per share expired. During fiscal 2000, warrants to purchase 210,000 and 1,708,000 shares of common stock at $2.00 and $3.20 per share, respectively, expired. Warrants to purchase 75,000 units (375,000 shares of common stock) at $3.20 per share also expired during fiscal 2000.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS' EQUITY (Continued)

   STOCK OPTIONS AND WARRANTS (Continued)

The Company accounts for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's two stock option plans and options issued in connection with the guarantee of certain debt been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income
(loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                                                              APRIL 29,          April 30,
                                                                                                2001               2000
                                      ====================================================================================

                                      Net income (loss)            As reported          $   (2,510,304)         $   65,534
                                                                   Pro forma            $   (2,592,922)         $    3,532

                                      Basic and diluted
                                        income (loss)              As reported          $         (.36)         $     0.01
                                        per share                  Pro forma            $         (.37)         $     0.00

In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: dividend yield of 0% for both years, expected volatility of 75% and 58% for 2001 and 2000, respectively, risk free rates ranging from 4.8% and 5.8% for 2001 and 5.9% to 6.5% for 2000, and expected lives of 9.5 years for 2001 and ranging from 5 to 10 years for 2000. The weighted average per share fair value of options granted in fiscal 2001 and 2000 was $.71 and $0.69, respectively.

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes as is as follows:


                                                                                              APRIL 29,          April 30,
                                                                                                2001               2000
                                      ======================================================================================

                                      Interest                                             $   504,124         $   348,059
                                      Income taxes                                         $         -         $         -

Noncash investing and financing activities are as follows:

                                                                                              APRIL 29,          April 30,
                                                                                                2001               2000
                                      ======================================================================================

                                      Capital leases entered into during
                                        the year                                           $   774,930         $   398,871


11. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income or loss) is the same for the basic and diluted computations.


                                                                                              APRIL 29,          April 30,
                                                                                                2001               2000
                                      ======================================================================================

                                      Basic shares                                           7,035,170           7,046,545

                                      Effect of dilutive securities:
                                         Options                                                     -                 168
                                      --------------------------------------------------------------------------------------

                                      Diluted shares                                         7,035,170           7,046,713
                                      ======================================================================================

                                              BOSTON RESTAURANT ASSOCIATES, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. NET INCOME (LOSS) PER SHARE OF COMMON STOCK (Continued)

The following table summarizes securities that were outstanding as of April 29, 2001 and April 30, 2000, but not included in the calculations of net income (loss) per share because such securities are antidilutive:


                                                                                             APRIL 29,          April 30,
                                                                                                2001               2000
                                      ======================================================================================

                                      Options                                                  935,746           1,120,246
                                      Warrants                                                 500,000             550,000
                                      Convertible debentures                                 1,200,000           1,200,000


12. ASSET IMPAIRMENT CHARGE

The Company recorded an impairment charge of $580,000 in the fourth quarter of fiscal 2001 which is included in the consolidated statements of operations related to the write-down of certain long-lived assets. The Company reviewed the carrying value of its long-lived assets and noted that the expected future cash flows for three of its Pizzeria Regina locations were not sufficient to recover the recorded carrying value of long-lived assets at those locations. Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and restaurant equipment at those three locations to their estimated fair market value of approximately $69,000. The Company currently plans to continue to operate these restaurants for their remaining lease terms.