Form 10QSB
period 2001-07-29
BOSTON RESTAURANT ASSOCIATES INC
filed 2001-09-10
CIK 926295

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended July 29, 2001.

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to __________.

                             Commission File Number
                                     0-18369

                       BOSTON RESTAURANT ASSOCIATES, INC.
                       ----------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

             DELAWARE                                    61-1162263
         ----------------                             -----------------
(State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization)

                                  999 Broadway
                          SAUGUS - MASSACHUSETTS      01906
                             ----------------------
                         (Address of Principal Executive
                                    Offices)

(781) 231-7575
(Issuer's Telephone Number
Including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

As of September 5, 2001, 7,035,170 shares of the issuer's Common Stock, par value $.01 per share, were outstanding.

                       BOSTON RESTAURANT ASSOCIATES, INC.

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of July 29, 2001
         and April 29, 2001 .........................................        3

         Condensed Consolidated Statements of Operations for the
         thirteen weeks ended July 29, 2001 and July 30, 2000 .......        4

         Condensed Consolidated Statements of Cash Flows for the
         thirteen weeks ended July 29, 2001 and July 30, 2000 .......        5

         Notes to Condensed Consolidated Financial Statements .......        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................        8

PART II - OTHER INFORMATION .........................................       13

              SIGNATURES ............................................       14

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                        July 29,               April 29,
                                                                                          2001                   2001
                                                                                  ---------------------   --------------------
                 ASSETS
                 Current:
                    Cash and cash equivalents                                                 $213,452               $333,048
                    Accounts receivable                                                        122,171                124,312
                    Inventories                                                                564,832                579,270
                    Prepaid expenses and other                                                  31,085                 39,265
                                                                                  ---------------------   --------------------
                       Total current assets                                                    931,540              1,075,895
                                                                                  ---------------------   --------------------
                 Property and equipment:
                    Building                                                                   512,500                512,500
                    Leasehold improvements                                                   6,472,676              6,463,726
                    Equipment, furniture and fixtures                                        4,281,785              4,257,568
                                                                                  ---------------------   --------------------
                                                                                            11,266,961             11,233,794

                    Less accumulated depreciation and amortization                           4,724,387              4,484,399
                                                                                  ---------------------   --------------------
                       Net property and equipment                                            6,542,574              6,749,395
                                                                                  ---------------------   --------------------
                 Other assets                                                                1,131,117              1,174,913
                                                                                  ---------------------   --------------------
                       Total assets                                                         $8,605,231             $9,000,203
                                                                                  =====================   ====================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 Current liabilities:
                    Accounts payable                                                        $1,180,411             $1,219,424
                    Accrued expenses                                                         1,298,113              1,501,744
                    Current maturities:
                     Notes payable-stockholder                                                   5,329                  5,259
                     Long-term debt                                                            555,276                543,082
                     Obligations under capital leases                                          325,685                347,842
                                                                                  ---------------------   --------------------
                     Total current liabilities                                               3,364,814              3,617,351

                 Long-term obligations:
                    Notes payable-stockholder, less current maturities                         104,957                106,318
                    Long-term debt, less current maturities                                    724,526                868,002
                    Obligations under capital leases, less current maturities                  727,929                813,235
                    Subordinated debentures                                                  1,500,000              1,500,000
                    Deferred rent                                                              308,925                282,359
                    Other long-term liabilities                                                925,000                958,000
                                                                                  ---------------------   --------------------
                     Total liabilities                                                       7,656,151              8,145,265
                                                                                  ---------------------   --------------------
                 Commitments and contingencies

                 Stockholders' equity :
                    Preferred stock, $.01 par value, 10,000,000
                       shares authorized;  none issued                                               0                      0
                    Common stock, $.01 par value, 25,000,000
                       shares authorized, 7,060,170 shares issued                               70,602                 70,602
                    Additional paid in capital                                              10,922,636             10,922,636
                    Accumulated deficit                                                    (10,019,466)           (10,113,608)
                                                                                  ---------------------   --------------------
                    Total                                                                      973,772                879,630
                     Less:
                     Treasury stock, 25,000 shares at cost                                     (24,692)               (24,692)
                                                                                  ---------------------   --------------------
                    Total stockholders' equity                                                 949,080                854,938
                                                                                  ---------------------   --------------------
                    Total liabilities and stockholders' equity                              $8,605,231             $9,000,203
                                                                                  =====================   ====================

                             See accompanying notes.

                                                               Thirteen Weeks Ended

                                                         July 29,                    July 30,
                                                          2001                        2000
                                                        -----------                 -----------
    Revenues:
       Restaurant sales                                 $ 5,979,231                 $ 4,853,890
       Royalties                                              6,670                      12,300
                                                        -----------                 -----------
             Total revenues                               5,985,901                   4,866,190
                                                        -----------                 -----------
    Costs and expenses:
       Cost of food, beverages and liquor                 1,317,795                   1,002,701
       Payroll                                            1,956,153                   1,439,648
       Other operating expenses                           1,747,959                   1,492,854
       General and administrative                           490,303                     425,279
       Depreciation and amortization                        265,682                     226,624
       Pre-opening costs                                          0                     105,033
                                                        -----------                 -----------
             Total costs and expenses                     5,777,892                   4,692,139
                                                        -----------                 -----------
    Operating income                                        208,009                     174,051

    Other income                                              2,973                       4,370
    Interest income                                           2,014                      14,777
    Interest expense                                       (118,854)                   (111,391)
                                                        -----------                 -----------
    Net Income                                              $94,142                     $81,807
                                                        ===========                 ===========
    Income per share-basic                                    $0.01                       $0.01
                                                        ===========                 ===========
    Income per share-diluted                                  $0.01                       $0.01
                                                        ===========                 ===========
    Weighted average number of
    common shares outstanding-basic                       7,035,170                   7,035,170
                                                        ===========                 ===========
    Weighted average number of dilutive
    common shares outstanding                             7,035,170                   7,037,810
                                                        ===========                 ===========

                             See accompanying notes

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                           Thirteen Weeks Ended

                                                                                                       July 29            July 30
                                                                                                         2001              2000
            Cash flows provided by operating activities                                              $   135,505        $   542,314
                                                                                                     -----------        -----------
            Cash flows from investing activities:
              Capital expenditures                                                                       (15,065)          (240,326)
                                                                                                     -----------        -----------
                            Cash flows used for investing activities                                     (15,065)          (240,326)
                                                                                                     -----------        -----------
            Cash flows from financing activities:
              Repayments of long-term debt                                                              (131,282)           (79,641)
              Repayments of capital lease obligations                                                   (107,463)           (51,290)
              Repayments of stockholder loans                                                             (1,291)            (1,225)
              Proceeds from long-term debt                                                                     0            800,000
                                                                                                     -----------        -----------
                            Cash flows provided by (used for) financing activities                      (240,036)           667,844
                                                                                                     -----------        -----------
            Increase (decrease) in cash and cash equivalents                                            (119,596)           969,832

            Cash and cash equivalents at beginning of period                                             333,048            947,386
                                                                                                     -----------        -----------
            Cash and cash equivalents at end of period                                               $   213,452        $ 1,917,218
                                                                                                     ===========        ===========

                             See accompanying notes.

               BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 29, 2001
                                   (unaudited)

NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended July 29, 2001 are not necessarily indicative of the results that may be expected for the year ending April 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 29, 2001. The balance sheet at April 29, 2001 has been derived from the audited financial statements at that date.

The accompanying statements of income and cash flows for the fiscal 2002 period reflect the consolidated operations and cash flow of four casual dining Italian restaurant and twelve Pizzeria Regina restaurants for the entire period. The accompanying statements of operations and cash flows for the fiscal 2001 period reflect the consolidated operations and cash flows of two casual dining Italian restaurant, and thirteen Pizzeria Regina restaurants.

NET INCOME PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income) is the same for the basic and diluted computations.

                                 THIRTEEN WEEKS ENDED
                           ------------------------------------

                           July 29,                  July 30,
                           2001                      2000
                           --------                  -------

Basic                      7,035,170                 7,035,170
Shares

Effect of
Dilutive
Securities:

Options                    0                             2,640
                           -                             -----

Diluted
Shares                     7,035,170                 7,037,810
                           =========                 =========


The following table summarizes securities that were outstanding as of July 29, 2001 and July 30, 2000, but not included in the calculation of net income per share because such securities are anti-dilutive:


                                 THIRTEEN WEEKS ENDED
                           ------------------------------------

                           July 29,                  July 30,
                           2001                      2000
                           --------                  --------

Options                      790,446                 1,120,246

Warrants                     500,000                   550,000

Convertible
Debentures                 1,200,000                 1,200,000

RECENT ACCOUNTS PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 1, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combination was accounted for using the purchase method. As on July 29, 2001, the net carrying amount of goodwill is $482,000. Amortization expense during the three-month period ended July 29, 2001 was $9,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

The Company's restaurant sales increased 23% in the first quarter of fiscal 2002. Restaurant sales in the most recent quarter were $5,979,000 compared to sales of $4,854,000 in the first quarter of fiscal 2001. The net income for the first quarter of fiscal 2002 was $94,000 compared to $82,000 for the same quarter of fiscal 2001. The increases in revenue and profit are the result of the contribution two new bistro restaurants located in Woburn, Massachusetts and Hyannis, Massachusetts opened in October, 2000 and January, 2001, respectively.

THIRTEEN WEEKS ENDED JULY 29, 2001 AS COMPARED TO THIRTEEN WEEKS ENDED JULY 30, 2000 RESTAURANT SALES.

Restaurant sales in the most recent quarter were $5,979,000, compared to restaurant sales in the prior year's period of $4,854,000. The increase in restaurant sales in the fiscal 2002 period compared to the fiscal 2001 period was attributable to the opening of two new Polcari's North End bistros. The Woburn, Massachusetts and the Hyannis, Massachusetts bistros opened in October, 2000 and January, 2001, respectively.

Sales for the restaurants open throughout both fiscal 2002 and 2001 periods decreased by approximately 3.3%. Net sales at the Company's Pizzeria Regina restaurants decreased to $2,889,000 in the current period from $3,177,000 in the prior year's period. The decrease in restaurant sales was principally due to the closing of a Pizzeria Regina restaurant at the end of its lease and a decrease in aggregate same-store sales for existing Pizzeria Regina restaurants.

Net sales at the Company's full service casual dining restaurants increased to $3,087,000 in the current period from $1,668,000 in the prior year's period. This increase was primarily attributable to the addition of sales from the two new bistro restaurants in Woburn, Massachusetts and Hyannis, Massachusetts and increased customer traffic at the Saugus, Massachusetts Polcari's North End restaurant.

Net sales at the Company's commissary were $3,000 in the current period compared to $9,000 in the prior year's period. The decrease in commissary sales was primarily attributable to the closure of a franchise restaurant.

ROYALTIES

During the current year period, the Company recognized $7,000 in royalties from its international Polcari's North End franchise compared to $12,000 in royalties from its Las Vegas, Nevada Pizzeria Regina franchise in the prior year's period.

COSTS AND EXPENSES

COST OF FOOD, BEVERAGES AND LIQUOR.

Cost of food, beverages and liquor as a percentage of total revenues were 22% in the current period, as compared to 21% in the prior year's period.

The cost of food, beverage and liquor was $1,318,000 in the current period compared to $1,003,000 in the prior year's period. The dollar increase was due to the two new bistro restaurants in the second half of fiscal 2001.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 17% and 15% in the fiscal 2002 and 2001 periods, respectively. This increase as a percentage of restaurant sales was principally due to higher cheese costs.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $482,000 in the current period compared to $488,000 in the prior year's period.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company's full service casual dining restaurants was 27% in the current period and 31% in the prior year's period.

The cost of food, beverage and liquor, at the Company's full service casual dining restaurants, was $836,000 in the current period compared to $515,000 in the prior year's period. This dollar increase was primarily due to the opening of the two new Polcari's North End bistro restaurants during fiscal 2001.

OTHER OPERATING EXPENSES

PAYROLL EXPENSES.

Payroll expenses were 33% of total revenues in the current period compared to 30% of total revenues in the prior year's period. The increase in payroll expenses as a percentage of total revenues was attributable to the opening of the two new Polcari's North End bistro restaurants which have higher payroll expenses as a percentage of total revenues than the Pizzeria Regina restaurants.

Payroll expenses were $1,956,000 in the current period compared to $1,440,000 in the prior year's period. The dollar increase in payroll expenses was primarily due to the opening of two new Polcari's bistro restaurants partially offset by the closing of a Pizzeria Regina location in fiscal 2001.

Payroll expenses at the Pizzeria Regina restaurants were 26% of net sales in both fiscal periods.

Payroll expenses of the Pizzeria Regina restaurants were $757,000 in the current period compared to $823,000 in the prior year's period. This dollar decrease was primarily due to the closure of Pizzeria Regina restaurant in September of 2000 at the termination of its lease.

Payroll expenses at the Company's full service casual dining restaurants increased to 36% of net sales in the current period from 33% of sales in the prior year's period. The increase was primarily attributable to the opening of two new bistro restaurants in fiscal 2001.

Payroll expenses at the Company's full service casual dining restaurants were $1,101,000 in the current period compared to $553,000 in the prior year's period. This dollar increase was primarily due to labor costs associated with the two additional bistro restaurants opened in fiscal 2001.

Payroll expenses at the Company's Commissary were $98,000 for the fiscal 2002 period as compared to $64,000 in the fiscal 2001 period. The dollar increase in payroll expenses was primarily due to an increase in personnel at the Commissary to meet the added production requirements of the new bistro restaurants.

OTHER OPERATING EXPENSES, EXCLUSIVE OF PAYROLL.

Other operating expenses, exclusive of payroll, were 29% of total revenues in the current period, compared to 31% of total revenues in the prior year's period.

Other operating expenses, exclusive of payroll were $1,748,000 in the current period compared to $1,493,000 in the prior year's period.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants was 33% of total revenues in the current period from 31% of total revenue in the prior year's period.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants decreased to $961,000 in the current period from $977,000 in the prior year's period. This dollar decrease was primarily due to the closure of a Pizzeria Regina restaurant at the end of it lease.

Other operating expenses, exclusive of payroll, from the Company's full service casual dining restaurants increased to 25% of net sales in the current period from 23% of net sales in the prior year's period.

Other operating expenses, exclusive of payroll, from the Company's full service casual dining restaurants increased to $764,000 in the current period from $386,000 in the prior year's period. The increase was primarily attributable to the opening of the two new bistro restaurants in the second half of fiscal 2001. Other operating expenses also include commissary expenses, which was $23,000 in the current period, as compared to $19,000 in the prior year's period.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses were 8% of total revenues in the current period, compared to 9% of total revenues in the prior year's period. The decrease in general and administrative expenses as a percentage of total revenues were primarily due to the additional sales generated by the two new bistro restaurants.

General and administrative expenses were $490,000 in the current period, compared to $425,000 in the prior year's period. This dollar increase was primarily attributable to computer consulting costs, outside accounting review of quarterly financial statements, now required by the SEC rules, and office rent.

DEPRECIATION AND AMORTIZATION EXPENSES.

Depreciation and amortization expense was 4% of total revenues in the current period, compared to 5% of total revenues in the prior year's period.

Depreciation and amortization expense was $266,000 in the current period, compared to $227,000 in the prior year's period. The dollar increase was attributable to the opening of the two new bistro restaurants in fiscal 2001 partially offset by the asset impairment charge related to three Pizzeria Regina locations taken in the fourth quarter of fiscal 2001.

INTEREST EXPENSE AND INTEREST INCOME.

Interest expense was $119,000 in the current period as compared to $111,000 in the prior year's period. This increase was primarily due to the additional borrowings under the Company's credit facility and to additional capital equipment leases associated with two new bistro restaurants.

Interest income was $2,000 in the current period, as compared to $15,000 in the prior year's period.

LIQUIDITY AND CAPITAL RESOURCES.

At July 29, 2001, the Company had negative net working capital of $2,433,000 and cash and cash equivalents of approximately $213,000.

During the thirteen weeks ended July 29, 2001, the Company had a net decrease in cash and cash equivalents of $120,000 reflecting net cash provided by operating activities of $136,000, net cash used for investing activities of $15,000 and net cash used for financing activities of $240,000.

Net cash provided by operating activities included a decrease in accounts receivable of $2,000, a decrease in prepaid expenses of $8,000, an increase in deferred rent of $27,000, a decrease in inventories of $14,000 and depreciation and amortization expense of $266,000, partially offset by a reduction in accrued expenses of $204,000, a decrease in other long-term liabilities of $33,000, and a reduction in accounts payable of $39,000. Net cash used for investing activities reflects costs associated with the purchase of equipment for the restaurants. Net cash used for financing activities of $240,000 consisted of net repayments of long-term debt, lease obligations and stockholder loans.

At July 29, 2001, the Company had current liabilities of $3,365,000, including $1,181,000 of accounts payables, $1,298,000 of accrued liabilities and current maturities of long term obligations in the amount of $886,000. At July 29, 2001, the Company had long-term obligations, less current maturities, in the amount of $4,291,000, including $724,000 due under its credit facility with Fleet Bank, $105,000 of notes payable to a stockholder, $728,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, $309,000 of deferred rent, and $925,000 of other long-term liabilities.
 .
The Company believes that its existing resources, cash flow from operations, and implementations of contemplated cash measures will be sufficient to allow it to meet its obligations over the next twelve months. The Company may pursue additional debt or equity financing if the Board of Directors determines necessary or appropriate. There is no guarantee that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain additional financing at all.

RECENT ACCOUNTS PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2002 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combination was accounted for using the purchase method. As on July 29, 2001, the net carrying amount of goodwill is $482,000. Amortization expense during the three-month period ended July 29, 2001 was $9,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

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

         None

(B)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BOSTON RESTAURANT ASSOCIATES, INC.



Date: September 10, 2001            By: /s/ George R. Chapdelaine
                                        -------------------------
                                        George R. Chapdelaine, President and
                                        Chief Executive Officer