Form 10QSB
period 2001-10-28
BOSTON RESTAURANT ASSOCIATES INC
filed 2001-12-05
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 28, 2001.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________ to __________.

Commission File Number 0-18369

BOSTON RESTAURANT ASSOCIATES, INC.

(Name of Small Business Issuer as Specified in its Charter)

Delaware	61-1162263
(State or Other	(I.R.S. Employer
Jurisdiction of	Identification No.)
Incorporation or
Organization)

999 Broadway
Saugus, Massachusetts 01906
(Address of Principal Executive Offices

(781) 231-7575
(Issuer's Telephone Number,
Including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  -  No  ☐

As of December 3, 2001, there were 7,035,170 shares of the issuer's Common Stock, par value $.01 per share, outstanding.

BOSTON RESTAURANT ASSOCIATES, INC.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28,	April 29,
	2001	2001
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$373,444	$333,048
Accounts receivable	143,153	124,312
Inventories	572,742	579,270
Prepaid expenses and other	115,368	39,265

Total current assets	1,204,707	1,075,895

Property and equipment:
Building	512,500	512,500
Leasehold improvements	6,480,935	6,463,726
Equipment, furniture and fixtures	4,290,055	4,257,568

	11,283,490	11,233,794

Less accumulated depreciation and amortization	4,964,374	4,484,399

Net property and equipment	6,319,116	6,749,395

Other assets	1,098,340	1,174,913

Total assets	$8,622,163	$9,000,203

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,105,980	$1,219,424
Accrued expenses	1,235,862	1,501,744
Current maturities:
Notes payable-stockholder	5,395	5,259
Long-term debt	567,748	543,082
Obligations under capital leases	336,097	347,842

Total current liabilities	3,251,082	3,617,351

Long-term obligations:
Notes payable-stockholder, less current maturities	103,585	106,318
Long-term debt, less current maturities	577,825	868,002
Obligations under capital leases, less current maturities	639,893	813,235
Subordinated debentures	1,500,000	1,500,000
Deferred rent	339,858	282,359
Other long-term liabilities	976,006	958,000

Total liabilities	7,388,249	8,145,265

Commitments and contingencies

Stockholders' equity :
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	0	0
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital	10,922,636	10,922,636
Accumulated deficit	(9,734,632)	(10,113,608)

Total	1,258,606	879,630
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders' equity	1,233,914	854,938

Total liabilities and stockholders' equity	$8,622,163	$9,000,203

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	October 28,	October 29,	October 28,	October 29,
	2001	2000	2001	2000

Revenues:
Restaurant sales	$5,984,620	$5,051,320	$11,963,851	$9,905,210
Franchise fees	-	35,000	-	35,000
Royalties	5,431	14,914	12,101	27,214

Total revenues	5,990,051	5,101,234	11,975,952	9,967,424

Costs and expenses:
Cost of food, beverages and liquor	1,275,041	1,073,410	2,592,836	2,076,113
Payroll	1,834,485	1,438,639	3,790,638	2,878,287
Other operating expenses	1,726,711	1,490,383	3,474,670	2,983,236
General and administrative	465,227	418,537	955,530	843,816
Depreciation and amortization	261,473	245,115	527,155	471,739
Pre-opening costs	0	315,254	0	420,287

Total costs and expenses	5,562,937	4,981,338	11,340,829	9,673,478

Operating income	427,114	119,896	635,123	293,946

Other income	1,550	5,071	4,523	9,442
Interest income	244	13,101	2,258	27,878
Interest expense	(144,074)	(120,621)	(262,928)	(232,012)

Net Income	$284,834	$17,447	$378,976	$99,254

Income per share-basic	$0.04	$0.00	$0.05	$0.01

Income per share-diluted	$0.04	$0.00	$0.05	$0.01

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,035,170	7,035,170	7,038,806	7,035,170

See accompanying notes

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-six Weeks Ended

	October 28,	October 29,
	2001	2000

Cash flows provided by operating activities	$543,287	$1,067,451

Cash flows from investing activities:
Capital expenditures	(49,696)	(1,650,815)

Cash flows used for investing activities	(49,696)	(1,650,815)

Cash flows from financing activities:
Repayments of long-term debt	(265,511)	(202,466)
Repayments of capital lease obligations	(185,087)	(119,918)
Repayments of stockholder loans	(2,597)	(2,464)
Proceeds from long-term debt	0	800,000

Cash flows provided by (used for) financing activities	(453,195)	475,152

Increase (decrease) in cash and cash equivalents	40,396	(108,212)

Cash and cash equivalents at beginning of period	333,048	947,386

Cash and cash equivalents at end of period	$373,444	$839,174

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 28, 2001

(unaudited)

NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period, and twenty-six week period, ended October 28, 2001 are not necessarily indicative of the results that may be expected for the year ending April 28, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 29, 2001.  The balance sheet at April 29, 2001 has been derived from the audited financial statements at that date.

The accompanying statements of income and cash flows for the fiscal 2002 period reflect the consolidated income and cash flows of four casual dining Italian restaurants and twelve Pizzeria Regina restaurants for the entire period.  The accompanying statements of income and cash flows for the fiscal 2001 period reflect the consolidated operations and cash flows of two casual dining Italian restaurants and twelve Pizzeria Regina restaurants for the entire period and one additional Pizzeria Regina restaurant and one casual dining Italian restaurant for part of the period.

NET INCOME PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator (net income) is the same for the basic and diluted computations.

	Thirteen weeks ended		Twenty-six weeks ended

	October 28,	October 29,	October 28,	October 29,
	2001	2000	2001	2000

Basic Shares

7,035,170

7,035,170

7,035,170

7,035,170

Effect of Dilutive Securities:

Options	Ø	Ø	3,636	Ø

Diluted Shares

7,035,170

7,035,170

7,038,806

7,035,170

The following table summarizes securities that were outstanding as of October 28, 2001 and October 29, 2000, but not included in the calculation of net income per share because such securities are anti-dilutive:

	Thirteen weeks ended		Twenty-six weeks ended

	October 28,	October 29,	October 28,	October 29,
	2001	2000	2001	2000

Options

809,646

1,317,246

749,646

1,317,246

Warrants	500,000	550,000	500,000	550,000

Convertible Debentures	1,200,000	1,200,000	1,200,000	1,200,000

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company’s restaurant sales increased 18% in the second quarter of fiscal 2002, compared to the same period in fiscal 2001.  Restaurant sales in the most recent quarter were $5,985,000 compared to sales of $5,051,000 in the second quarter of fiscal 2001.  The net income for the second quarter of fiscal 2002 was $285,000 compared to $17,000 for the same quarter of fiscal 2001.  The increases in revenue and profit are the result of the contribution of the two new Polcari’s North End bistro restaurants located in Woburn, Massachusetts and Hyannis, Massachusetts which opened in October, 2000 and January, 2001, respectively and the lack of pre-opening expenses.

Thirteen Weeks Ended October 28, 2001 as Compared to Thirteen Weeks ended October 29, 2000

Restaurant Sales.

Restaurant sales in the most recent quarter were $5,985,000, compared to restaurant sales in the prior year's period of $5,051,000.  The increase in restaurant sales in the fiscal 2002 period compared to the fiscal 2001 period was attributable to the opening of two new Polcari’s North End bistro restaurants.  The Woburn, Massachusetts and the Hyannis, Massachusetts locations opened in October, 2000 and January, 2001, respectively.

Sales for the restaurants open throughout both fiscal 2002 and 2001 periods decreased by approximately 1.7%.

Net sales at the Company’s Pizzeria Regina restaurants decreased to $2,954,000 in the current period from $3,065,000 in the prior year’s period.  The decrease in restaurant sales was principally due to the closing of a Pizzeria Regina restaurant at the end of its lease and a decrease in aggregate same-store sales for existing Pizzeria Regina restaurants.

Net sales at the Company's full service casual dining restaurants increased to $3,024,000 in the current period from $1,973,000 in the prior year’s period.  This increase was primarily attributable to the addition of sales from the two new Polcari’s North End bistro restaurants in Woburn, Massachusetts and Hyannis, Massachusetts and increased customer traffic at the Saugus, Massachusetts Polcari’s North End restaurant.

Net sales at the Company’s commissary were $7,000 in the current period compared to $13,000 in the prior year’s period.  The decrease in commissary sales was primarily attributable to the closure of a franchise restaurant.

Royalties

During the current year period, the Company recognized $5,000 in royalties from franchise operations compared to $15,000 in royalties franchise operations in the prior year’s period.  The decrease in royalties was primarily attributable to the closure of a franchise restaurant.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of total revenues were 21% for both fiscal 2002 and fiscal 2001 periods.

The cost of food, beverage and liquor was $1,275,000 in the current period compared to $1,073,000 in the prior year’s period. The dollar increase was attributable to the opening of the two new Polcari’s North End bistro restaurants during fiscal 2001.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 17% for both fiscal 2002 and 2001 periods.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $490,000 in the current period compared to $524,000 in the prior year’s period.  This decrease was primarily attributable to the closing of a Pizzeria Regina restaurant at the end of its lease.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company's full service casual dining restaurants was 26% in the current period and 28% in the prior year’s period.  This decrease, as a percentage of restaurant sales, was primarily due to improved cost controls at the restaurants.

The cost of food, beverage and liquor, at the Company’s full service casual dining restaurants, was $785,000 in the current period compared to $549,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the two new Polcari’s North End bistro restaurants during fiscal 2001.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were 31% of total revenues in the current period compared to 28% of total revenues in the prior year's period.  The increase in payroll expenses as a percentage of total revenues was attributable to the opening of the two new Polcari’s North End bistro restaurants, which have higher payroll expenses as a percentage of total revenues than the Pizzeria Regina restaurants.

Payroll expenses were $1,834,000 in the current period compared to $1,439,000 in the prior year’s period.  The dollar increase in payroll expenses was primarily due to the opening of two new Polcari’s North End bistro restaurants and is partially offset by the closing of a Pizzeria Regina location in fiscal 2001.

Payroll expenses at the Pizzeria Regina restaurants were 25% of net sales in the current period compared to 24% of net sales in the prior year’s period.

Payroll expenses of the Pizzeria Regina restaurants were $748,000 in the current period compared to $747,000 in the prior year’s period.

Payroll expenses at the Company's full service casual dining restaurants increased to 33% of net sales in the current period from 32% of sales in the prior year's period.  The increase was primarily attributable to the opening of two new Polcari’s North End bistro restaurants in fiscal 2001.

Payroll expenses at the Company’s full service casual dining restaurants were $995,000 in the current period compared to $628,000 in the prior year’s period.  This dollar increase was primarily due to labor costs associated with the two additional Polcari’s North End bistro restaurants opened in fiscal 2001.

Payroll expenses at the Company's Commissary were $91,000 for the fiscal 2002 period as compared to $64,000 in the fiscal 2001 period.  The dollar increase in payroll expenses was primarily due to an increase in personnel at the Commissary to meet the added production requirements of the new Polcari’s North End bistro restaurants.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 29% of total revenues in both the fiscal 2002 and fiscal 2001 periods.

Other operating expenses, exclusive of payroll were $1,727,000 in the current period compared to $1,490,000 in the prior year’s period.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants was 32% of total revenues in both fiscal 2002 and fiscal 2001 periods.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants decreased to $957,000 in the current period from $991,000 in the prior year's period.  This dollar decrease was primarily due to the closure of a Pizzeria Regina restaurant at the end of it lease.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 25% of net sales in the current period from 21% of net sales in the prior year’s period.

Other operating expenses, exclusive of payroll, from the Company's full service casual dining restaurants increased to $743,000 in the current period from $421,000 in the prior year's period. The increase was primarily attributable to the opening of the two new Polcari’s North End bistro restaurants in fiscal 2001.  Other operating expenses also include commissary expenses, which were $25,000 in the current period, as compared to $21,000 in the prior year’s period.  Other operating expenses also include franchise costs of $2,000 in the current period, as compared to $57,000 in the prior year’s period.

General and Administrative Expenses.

General and administrative expenses were 8% of total revenues for both fiscal 2002 and fiscal 2001 periods.

General and administrative expenses were $465,000 in the current period, compared to $419,000 in the prior year’s period.  This dollar increase was primarily attributable to an increase in consulting fees.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was 4% of total revenues in the current period, compared to 5% of total revenues in the prior year’s period.

Depreciation and amortization expense was $261,000 in the current period, compared to $245,000 in the prior year’s period.  The dollar increase was attributable to the opening of the two new Polcari’s North End bistro restaurants.

Interest Expense and Interest Income.

Interest expense was $144,000 in the current period as compared to $121,000 in the prior year's period. Interest income was $0 in the current period, as compared to $13,000 in the prior year’s period.

Income Taxes.

There is no provision for Federal or State Income taxes due to the availability of net operating loss carry forwards.

Twenty-six Weeks Ended October 28, 2001 as Compared to Twenty-six Weeks ended October 29, 2000

Restaurant Sales.

Restaurant sales in the current period were $11,964,000, compared to restaurant sales in the prior year's period of $9,905,000.  The increase in restaurant sales in the fiscal 2002 period compared to the fiscal 2001 period was attributable to the opening of two new Polcari’s North End bistros.  The Woburn, Massachusetts and the Hyannis, Massachusetts locations opened in October, 2000 and January, 2001, respectively.  Sales for the restaurants open throughout both fiscal 2002 and 2001 periods decreased by approximately 2.5%.

Net sales at the Company’s Pizzeria Regina restaurants decreased to $5,843,000 in the current period from $6,242,000 in the prior year’s period.  The decrease in restaurant sales was principally due to the closing of a Pizzeria Regina restaurant at the end of its lease and a decrease in aggregate same-store sales for existing Pizzeria Regina restaurants.

Net sales at the Company's full service casual dining restaurants increased to $6,111,000 in the current period from $3,641,000 in the prior year’s period.  This increase was primarily attributable to the addition of sales from the two new Polcari’s North End bistro restaurants in Woburn, Massachusetts and Hyannis, Massachusetts and increased customer traffic at the Saugus, Massachusetts Polcari’s North End restaurant.

Net sales at the Company’s commissary were $10,000 in the current period compared to $22,000 in the prior year’s period.  The decrease in commissary sales was primarily attributable to the closure of a franchise restaurant.

Royalties

During the current year period, the Company recognized $12,000 in royalties from its franchise operations compared to $27,000 in royalties from its franchise operations in the prior year’s period.  The decrease in royalties was primarily attributable to the closure of a franchise restaurant.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of total revenues were 22% in the current period, as compared to 21% in the prior year’s period.

The cost of food, beverage and liquor was $2,593,000 in the current period compared to $2,076,000 in the prior year’s period. The dollar increase was due to the opening of two new Polcari’s North End bistro restaurants in fiscal 2001.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 17% for both fiscal 2002 and 2001 periods.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $972,000 in the current period compared to $1,051,000 in the prior year’s period.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company's full service casual dining restaurants was 27% in the current period and 28% in the prior year’s period.  This decrease as a percentage of restaurant sales was due to improved cost controls at the restaurants.

The cost of food, beverage and liquor, at the Company’s full service casual dining restaurants, was $1,621,000 in the current period compared to $1,025,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the two new Polcari’s North End bistro restaurants during fiscal 2001.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were 32% of total revenues in the current period compared to 29% of total revenues in the prior year's period.  The increase in payroll expenses as a percentage of total revenues was attributable to the opening of the two new Polcari’s North End bistro restaurants, which have higher payroll expenses as a percentage of total revenues than the Pizzeria Regina restaurants.

Payroll expenses were $3,791,000 in the current period compared to $2,878,000 in the prior year’s period.  The dollar increase in payroll expenses was primarily due to the opening of two new Polcari’s North End bistro restaurants, partially offset by the closing of a Pizzeria Regina location in fiscal 2001.

Payroll expenses at the Pizzeria Regina restaurants were 26% of net sales in the current periods from 25% of net sales in the prior year’s period.

Payroll expenses of the Pizzeria Regina restaurants were $1,505,000 in the current period compared to $1,569,000 in the prior year’s period.  This dollar decrease was primarily due to the closure of Pizzeria Regina restaurant in September of 2000 at the termination of its lease.

Payroll expenses at the Company's full service casual dining restaurants increased to 34% of net sales in the current period from 32% of net sales in the prior year's period.  The increase was primarily attributable to the opening of two new Polcari’s North End bistro restaurants in fiscal 2001.

Payroll expenses at the Company’s full service casual dining restaurants were $2,096,000 in the current period compared to $1,181,000 in the prior year’s period.  This dollar increase was primarily due to labor costs associated with the two additional Polcari’s North End bistro restaurants opened in fiscal 2001.

Payroll expenses at the Company's Commissary were $190,000 for the fiscal 2002 period as compared to $128,000 in the fiscal 2001 period.  The dollar increase in payroll expenses was primarily due to an increase in personnel at the Commissary to meet the added production requirements of the new Polcari’s North End bistro restaurants.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 29% of total revenues in the current period, compared to 30% of total revenues in the prior year’s period.

Other operating expenses, exclusive of payroll were $3,475,000 in the current period compared to $2,983,000 in the prior year’s period.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants was 33% of total revenues in the current period from 32% of total revenue in the prior year’s period.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants decreased to $1,918,000 in the current period from $1,968,000 in the prior year's period.  This dollar decrease was primarily due to the closure of a Pizzeria Regina restaurant at the end of its lease.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 25% of net sales in the current period from 22% of net sales in the prior year’s period.

Other operating expenses, exclusive of payroll, from the Company's full service casual dining restaurants increased to $1,507,000 in the current period from $807,000 in the prior year's period. The increase was primarily attributable to the opening of the two new Polcari’s North End bistro restaurants in fiscal 2001.  Other operating expenses also include commissary expenses, which was $49,000 in the current period, as compared to $40,000 in the prior year’s period.  In addition, other operating expenses included $1,000 in fiscal 2002 and $168,000 in fiscal 2001, which included cost associated with joint venture and franchising activities.

General and Administrative Expenses.

General and administrative expenses were 8% of total revenues for both fiscal 2002 and fiscal 2001 periods.

General and administrative expenses were $956,000 in the current period, compared to $844,000 in the prior year’s period.  This dollar increase was primarily attributable to consulting costs.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was 4% of total revenues in the current period, compared to 5% of total revenues in the prior year’s period.

Depreciation and amortization expense was $527,000 in the current period, compared to $472,000 in the prior year’s period.  The dollar increase was primarily attributable to the opening of the two new Poclari’s North End bistro restaurants in fiscal 2001, partially offset by the asset impairment charge related to three Pizzeria Regina locations taken in the fourth quarter of fiscal 2001.

Interest Expense and Interest Income.

Interest expense was $263,000 in the current period as compared to $232,000 in the prior year's period.

Interest income was $2,000 in the current period, as compared to $28,000 in the prior year’s period.

Income Taxes.

There is no provision for Federal or State Income taxes due to the availability of net operating loss carry forwards.

Liquidity and Capital Resources.

At October 28, 2001, the Company had negative net working capital of $2,046,000 and cash and cash equivalents of approximately $373,000.

During the twenty-six weeks ended October 28, 2001, the Company had a net increase in cash and cash equivalents of  $40,000 reflecting net cash provided by operating activities of $543,000, net cash used for investing activities of $50,000 and net cash used for financing activities of $453,000.

Net cash provided by operating activities included net income of $379,000, a decrease in other assets of $29,000, an increase in deferred rent of $57,000, a decrease in inventories of $7,000 and depreciation and amortization expense of $527,000, and an increase in other long-term liabilities of $18,000, partially offset by a reduction in accrued expenses of $266,000, an increase in accounts receivable of $19,000, an increase in prepaid expenses of $76,000, and a reduction in accounts payable of $113,000.  Net cash used for investing activities reflects costs associated with the purchase of equipment for the restaurants.  Net cash used for financing activities of $453,000 consisted of net repayments of long-term debt, lease obligations and stockholder loans.

At October 28, 2001, the Company had current liabilities of $3,251,000, including $1,106,000 of accounts payable, $1,236,000 of accrued expenses and current maturities of long term obligations in the amount of $909,000.  At October 28, 2001, the Company had long-term obligations, less current maturities, in the amount of $4,137,000, including $578,000 due under its credit facility with Fleet Bank, $103,000 of notes payable to a stockholder, $640,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, $340,000 of deferred rent, and $976,000 of other long-term liabilities primarily related to the litigation settlement agreement with Italian Ventures, LLC.

.

The Company believes that its existing resources, cash flow from operations, and implementations of contemplated cash flow measures will be sufficient to allow it to meet its obligations over the next twelve months. A line of credit with Fleet Bank is currently inaccessible.  The Company may pursue additional debt or equity financing if the Board of Directors determines necessary or appropriate.  There is no guarantee that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain additional financing at all.

Recent Accounts Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after July 1, 2002 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company’s previous business combination was accounted for using the purchase method.  As of October 28, 2001, the net carrying amount of goodwill is $473,000.  Amortization expense during the three-month period ended October 28, 2001 was $9,000.  Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

“Safe Harbor” Statement, Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s resources, and the timing of the Company’s expansion, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is involved in various legal matters in the ordinary course of its business.  Each of these matters is subject to various uncertainties and some of these matters may be resolved unfavorably to the Company.  Management believes that any liability that may ultimately result from these matters will not have a material adverse effect on the Company’s financial position.

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

BOSTON RESTAURANT ASSOCIATES, INC.

Date: December 3, 2001	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and
Chief Executive Officer