Form 10QSB
period 2002-01-27
BOSTON RESTAURANT ASSOCIATES INC
filed 2002-03-06
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 27, 2002.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number 0-18369

BOSTON RESTAURANT ASSOCIATES, INC.

(Name of Small Business Issuer as Specified in its Charter)

Delaware	61-1162263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 Broadway
Saugus, Massachusetts 01906
(Address of Principal Executive Offices)

(781) 231-7575
(Issuer’s Telephone Number, Including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  –  No  ☐

As of 1 March, 2002, there were 7,035,170 shares of the issuer’s Common Stock, par value $.01 per share, outstanding.

BOSTON RESTAURANT ASSOCIATES, INC.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 27,	April 29,
	2002	2001
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$711,816	$333,048
Accounts receivable	124,490	124,312
Inventories	570,646	579,270
Prepaid expenses and other	103,985	39,265

Total current assets	1,510,937	1,075,895

Property and equipment:
Building	512,500	512,500
Leasehold improvements	6,498,472	6,463,726
Equipment, furniture and fixtures	4,299,268	4,257,568

	11,310,240	11,233,794

Less accumulated depreciation and amortization	5,204,663	4,484,399

Net property and equipment	6,105,577	6,749,395

Other assets	1,093,063	1,174,913

Total assets	$8,709,577	$9,000,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$897,060	$1,219,424
Accrued expenses	1,268,358	1,501,744
Current maturities:
Notes payable-stockholder	5,441	5,259
Long-term debt	554,447	543,082
Obligations under capital leases	346,857	347,842

Total current liabilities	3,072,163	3,617,351

Long-term obligations:
Notes payable-stockholder, less current maturities	102,659	106,318
Long-term debt, less current maturities	453,882	868,002
Obligations under capital leases, less current maturities	549,033	813,235
Subordinated debentures	1,500,000	1,500,000
Deferred rent	378,294	282,359
Other long-term liabilities	988,996	958,000

Total liabilities	7,045,027	8,145,265

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	0	0
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital	10,922,636	10,922,636
Accumulated deficit	(9,303,996)	(10,113,608)

Total	1,689,242	879,630
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity	1,664,550	854,938

Total liabilities and stockholders’ equity	$8,709,577	$9,000,203

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 27,	January 28,	January 27,	January 28,
	2002	2001	2002	2001
Revenues:
Restaurant sales	$6,231,727	$5,645,385	$18,195,578	$15,550,595
Franchise fees and Royalties	10,931	9,147	23,032	71,361

Total revenues	6,242,658	5,654,532	18,218,610	15,621,956

Costs and expenses:
Cost of food, beverages and liquor	1,222,275	1,188,743	3,815,110	3,264,856
Payroll	1,850,874	1,705,599	5,641,513	4,583,886
Other operating expenses	1,793,515	1,678,053	5,268,185	4,661,289
General and administrative	556,831	442,991	1,512,361	1,286,807
Depreciation and amortization	265,983	280,077	793,138	751,816
Pre-opening costs	0	228,909	0	649,196

Total costs and expenses	5,689,478	5,524,372	17,030,307	15,197,850

Operating income	553,180	130,160	1,188,303	424,106

Other income	1,119	4,131	5,642	13,573
Interest income	397	4,456	2,655	32,334
Interest expense	(124,060)	(135,746)	(386,988)	(367,758)

Net Income	$430,636	$3,001	$809,612	$102,255

Income per share-basic	$0.06	$0.00	$0.12	$0.01

Income per share-diluted	$0.06	$0.00	$0.12	$0.01

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170	7,035,170	7,035,170

Weighted average number of common shares outstanding-diluted	7,035,170	7,035,170	7,036,735	7,035,170

See accompanying notes

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-nine Weeks Ended

	January 27,	January 28,
	2002	2001
Cash flows provided by operating activities	$1,126,635	$1,292,798

Cash flows from investing activities:
Capital expenditures	(76,448)	(1,967,576)

Cash flows used for investing activities	(76,448)	(1,967,576)

Cash flows from financing activities:
Repayments of long-term debt	(402,755)	(328,046)
Repayments of capital lease obligations	(265,187)	(209,520)
Repayments of stockholder loans	(3,477)	(3,722)
Proceeds from long-term debt	0	800,000

Cash flows provided by (used for) financing activities	(671,419)	258,712

Increase (decrease) in cash and cash equivalents	378,768	(416,066)

Cash and cash equivalents at beginning of period	333,048	947,386

Cash and cash equivalents at end of period	$711,816	$531,320

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 27, 2002

(unaudited)

NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period, and thirty-nine week period, ended January 27, 2002 are not necessarily indicative of the results that may be expected for the year ending April 28, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended April 29, 2001.  The balance sheet at April 29, 2001 has been derived from the audited financial statements at that date.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	January 27,	January 28,	January 27,	January 28,
	2002	2001	2002	2001

Basic Shares

7,035,170

7,035,170

7,035,170

7,035,170

Effect of Dilutive Securities:

Options	Ø	Ø	1,565	Ø

Diluted Shares

7,035,170

7,035,170

7,036,735

7,035,170

The following table summarizes securities that were outstanding as of January 27, 2002 and January 28, 2001, but not included in the calculation of net income per share because such securities are anti-dilutive:

	Thirteen weeks ended		Thirty-nine weeks ended
	January 27,	January 28,	January 27,	January 28,
	2002	2001	2002	2001

Options

809,646

1,107,246

749,646

1,107,246

Warrants	500,000	525,000	500,000	525,000

Convertible Debentures	1,200,000	1,200,000	1,200,000	1,200,000

ITEM 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company’s restaurant sales increased 10% in the third quarter of fiscal 2002, compared to the same period in fiscal 2001.  Restaurant sales in the most recent quarter were $6,232,000 compared to sales of $5,645,000 in the third quarter of fiscal 2001.  The net income for the third quarter of fiscal 2002 was $431,000 compared to $3,000 for the same quarter of fiscal 2001.  The increases in revenue and profit are the result of the contribution of the new Polcari’s North End bistro restaurant located in Hyannis, Massachusetts which opened in January, 2001, and increased revenue and income from the Company’s Pizzeria Regina restaurants.  In addition, the Company did not incur any pre-opening expenses during the third quarter of fiscal 2002.

Thirteen Weeks Ended January 27, 2002 as Compared to Thirteen Weeks ended January 28, 2001 Restaurant Sales.

Restaurant sales in the most recent quarter were $6,232,000, compared to restaurant sales in the prior year’s period of $5,645,000.  The increase in restaurant sales in the fiscal 2002 period compared to the fiscal 2001 period was attributable to the opening of the new Polcari’s North End bistro restaurant and the increase at Pizzeria Regina restaurants.  The Hyannis, Massachusetts location opened in January, 2001.

Net sales at the Company’s Pizzeria Regina restaurants increased to $3,272,000 in the current period from $3,208,000 in the prior year’s period.  The increase in restaurant sales was principally due to the increased consumer purchases.

Net sales at the Company’s full service casual dining restaurants increased to $2,953,000 in the current period from $2,425,000 in the prior year’s period.  This increase was primarily attributable to the addition of sales from the new Polcari’s North End bistro restaurant in Hyannis, Massachusetts and increased customer traffic at the Saugus, Massachusetts Polcari’s North End restaurant.

Net sales at the Company’s commissary were $7,000 in the current period compared to $12,000 in the prior year’s period.  The decrease in commissary sales was primarily attributable to the decrease in purchases from franchisees.

Franchise Fees and Royalties

During the current year period, the Company recognized royalties of $3,000 from franchise operations compared to $9,000 in royalties from franchise operations in the prior year’s period.  The decrease in royalties was primarily due to the impairment of the business conditions of an international franchisee.

The Company also recognized $8,000 in franchise fees from its new Pizzeria Regina franchise at The Palms in Las Vegas, NV.  The new Pizzeria Regina franchise opened on November 15, 2001.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of restaurant sales was 20% in the current period compared to 21% in the prior years period.  The decrease in cost of food, beverages and liquor as a percentage of restaurant sales is primarily due to the improved cost controls at the Company’s full service casual dining restaurants.

The cost of food, beverage and liquor was $1,222,000 in the current period compared to $1,189,000 in the prior year’s period. The dollar increase was attributable to the opening of a new Polcari’s North End bistro restaurant during fiscal 2001.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 15% and 16% in the fiscal 2002 and 2001 periods respectively.  The decrease, as a percentage of restaurant sales was principally due to lower cheese costs and improved cost control systems.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $505,000 in the current period compared to $515,000 in the prior year’s period.  This decrease was primarily attributable to lower cheese costs and improved cost control systems.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 24% in the current period and 28% in the prior year’s period.  This decrease, as a percentage of restaurant sales, was primarily due to improved cost controls at the restaurants.

The cost of food, beverage and liquor, at the Company’s full service casual dining restaurants, was $717,000 in the current period compared to $674,000 in the prior year’s period.  This dollar increase was primarily due to the opening of a new Polcari’s North End bistro restaurant during fiscal 2001.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were 30% of restaurant sales for both fiscal 2002 and 2001 periods.

Payroll expenses were $1,851,000 in the current period compared to $1,706,000 in the prior year’s period.  The dollar increase in payroll expenses was primarily due to the opening of the new Polcari’s North End bistro restaurant.

Payroll expenses at the Pizzeria Regina restaurants were 24% of restaurant sales for both fiscal 2002 and 2001 periods.

Payroll expenses of the Pizzeria Regina restaurants were $788,000 in the current period compared to $765,000 in the prior year’s period. The increase in payroll expenses was attributed to costs associated with increased sales.

Payroll expenses at the Company’s full service casual dining restaurants decreased to 33% of restaurant sales in the current period from 36% of restaurant sales in the prior year’s period.  The decrease was primarily attributable to improved labor cost controls.

Payroll expenses at the Company’s full service casual dining restaurants were $964,000 in the current period compared to $869,000 in the prior year’s period.  This dollar increase was primarily due to labor costs associated with the additional Polcari’s North End bistro restaurant opened in fiscal 2001.

Payroll expenses at the Company’s Commissary were $99,000 for the fiscal 2002 period as compared to $72,000 in the fiscal 2001 period.  The dollar increase in payroll expenses was primarily due to an increase in personnel at the Commissary to meet the added production requirements of the new Polcari’s North End bistro restaurant.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 29% of restaurant sales in fiscal 2002 period, compared to 30% of restaurant sales in fiscal 2001 period.

Other operating expenses, exclusive of payroll were $1,794,000 in the current period compared to $1,678,000 in the prior year’s period.  This dollar increase was primarily due to the addition of a Polcari’s North End bistro restaurant and costs associated with increased sales.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants was 30% of total revenues in both fiscal 2002 and fiscal 2001 periods.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants increased to $993,000 in the current period from $974,000 in the prior year’s period.  This dollar increase was primarily due to costs associated with increased sales.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants were 26% of restaurant sales in both fiscal 2002 and fiscal 2001 periods.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to $775,000 in the current period from $620,000 in the prior year’s period. The increase was primarily attributable to the opening of the new Polcari’s North End bistro restaurant in fiscal 2001.  Other operating expenses also include commissary expenses, which were $21,000 in the current period, as compared to $20,000 in the prior year’s period.  In addition, other operating expenses included $5,000 in the current period, compared to $64,000 in the prior year’s period, which included costs associated with the dissolution of the joint venture and franchising activities.

General and Administrative Expenses.

General and administrative expenses were 9% of restaurant sales revenues in the current period, compared to 8% in the prior year’s period.

General and administrative expenses were $557,000 in the current period, compared to $443,000 in the prior year’s period.  This dollar increase was primarily attributable to state excise taxes and additional rent.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was 4% of restaurant sales in the current period, compared to 5% of restaurant sales in the prior year’s period.

Depreciation and amortization expense was $266,000 in the current period, compared to $280,000 in the prior year’s period.  The dollar decrease was attributable to the asset impairment charge related to three Pizzeria Regina locations taken in the fourth quarter of fiscal 2001, partially offset by the opening of the new Polcari’s North End bistro restaurant in fiscal 2001.

Interest Expense and Interest Income.

Interest expense was $124,000 in the current period as compared to $136,000 in the prior year’s period. Interest income was $400 in the current period, as compared to $4,000 in the prior year’s period.

Thirty-nine Weeks Ended January 27, 2002 as Compared to Thirty-nine Weeks ended January 28, 2001 Restaurant Sales.

Restaurant sales in the current period were $18,196,000, compared to restaurant sales in the prior year’s period of $15,551,000.  The increase in restaurant sales in the fiscal 2002 period compared to the fiscal 2001 period was attributable to the opening of two new Polcari’s North End bistros.  The Woburn, Massachusetts and the Hyannis, Massachusetts locations opened in October, 2000 and January, 2001, respectively.  Sales for the restaurants open throughout both fiscal 2002 and 2001 periods decreased by approximately six tenths of one percent (.6%).

Net sales at the Company’s Pizzeria Regina restaurants decreased to $9,115,000 in the current period from $9,450,000 in the prior year’s period.  The decrease in restaurant sales was principally due to the closing of a Pizzeria Regina restaurant at the end of its lease and a decrease in aggregate same-store sales for existing Pizzeria Regina restaurants in food courts currently undergoing renovation.

Net sales at the Company’s full service casual dining restaurants increased to $9,064,000 in the current period from $6,066,000 in the prior year’s period.  This increase was primarily attributable to the addition of sales from the two new Polcari’s North End bistro restaurants in Woburn, Massachusetts and Hyannis, Massachusetts and increased customer traffic at the Saugus, Massachusetts Polcari’s North End restaurant.

Net sales at the Company’s commissary were $17,000 in the current period compared to $35,000 in the prior year’s period.  The decrease in commissary sales was primarily attributable to the closure of a franchise restaurant.

Franchise Fees and Royalties

During the current year period, the Company recognized $23,000 in franchise fees and royalties from its franchise operations compared to $71,000 in franchise fees and royalties from its franchise operations in the prior year’s period.  The decrease was primarily attributable to the impairment of business conditions of an international franchise resulting in a reduction of royalties.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of restaurant sales were 21% in both fiscal 2002 and 2001 periods.

The cost of food, beverage and liquor was $3,815,000 in the current period compared to $3,265,000 in the prior year’s period. The dollar increase was due to the opening of two new Polcari’s North End bistro restaurants in fiscal 2001.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the current period compared to 17% in the prior year’s period.  The decrease in cost of food, beverage and liquor as a percentage of restaurant sales was principally due to the lower cheese costs and cost control systems.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $1,477,000 in the current period compared to $1,566,000 in the prior year’s period.  The dollar decrease was principally due to the closing of a Pizzeria Regina restaurant at the end of its lease, as well as, lower cheese costs and improved cost control systems.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 26% in the current period and 28% in the prior year’s period.  This decrease as a percentage of restaurant sales was due to improved cost controls at the restaurants.

The cost of food, beverage and liquor, at the Company’s full service casual dining restaurants, was $2,338,000 in the current period compared to $1,699,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the two new Polcari’s North End bistro restaurants during fiscal 2001.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were 31% of restaurant sales in the current period compared to 29% of restaurant sales in the prior year’s period.  The increase in payroll expenses as a percentage of restaurant sales was attributable to the opening of the two new Polcari’s North End bistro restaurants, which have higher payroll expenses as a percentage of restaurant sales than the Pizzeria Regina restaurants.

Payroll expenses were $5,642,000 in the current period compared to $4,584,000 in the prior year’s period.  The dollar increase in payroll expenses was primarily due to the opening of two new Polcari’s North End bistro restaurants, partially offset by the closing of a Pizzeria Regina location in fiscal 2001.

Payroll expenses at the Pizzeria Regina restaurants were 25% of restaurant sales in both fiscal 2002 and 2001 periods.

Payroll expenses of the Pizzeria Regina restaurants were $2,293,000 in the current period compared to $2,335,000 in the prior year’s period.  This dollar decrease was primarily due to the closure of Pizzeria Regina restaurant in September of 2000 at the termination of its lease.

Payroll expenses at the Company’s full service casual dining restaurants were 34% of restaurant sales in both fiscal 2002 and 2001 periods.

Payroll expenses at the Company’s full service casual dining restaurants were $3,060,000 in the current period compared to $2,050,000 in the prior year’s period.  This dollar increase was primarily due to labor costs associated with the two additional Polcari’s North End bistro restaurants opened in fiscal 2001.

Payroll expenses at the Company’s Commissary were $289,000 for the fiscal 2002 period as compared to $199,000 in the fiscal 2001 period.  The dollar increase in payroll expenses was primarily due to an increase in personnel at the Commissary to meet the added production requirements of the new Polcari’s North End bistro restaurants.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 29% of restaurant sales in the current period, compared to 30% of restaurant sales in the prior year’s period.

Other operating expenses, exclusive of payroll were $5,268,000 in the current period compared to $4,661,000 in the prior year’s period.  This dollar increase was primarily due to the addition of two new Polcari North End bistro restaurants and costs associated with increased sales.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants was 32% of restaurant sales in the current period from 31% of restaurant sales in the prior year’s period due to increased occupancy costs.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants decreased to $2,911,000 in the current period from $2,942,000 in the prior year’s period.  This dollar decrease was primarily due to the closure of a Pizzeria Regina restaurant at the end of its lease.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 25% of restaurant sales in the current period from 24% of restaurant sales in the prior year’s period.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to $2,282,000 in the current period from $1,427,000 in the prior year’s period. The increase was primarily attributable to the opening of the two new Polcari’s North End bistro restaurants in fiscal 2001.

Other operating expenses also include commissary expenses of  $70,000 in the current period, as compared to $60,000 in the prior year’s period.  In addition, other operating expenses included $5,000 in fiscal 2002 and $232,000 in fiscal 2001, which included costs associated with joint venture and franchising activities.

General and Administrative Expenses.

General and administrative expenses were 8% of restaurant sales for both fiscal 2002 and fiscal 2001 periods.

General and administrative expenses were $1,512,000 in the current period, compared to $1,287,000 in the prior year’s period.  This dollar increase was primarily attributable to state excise taxes, consulting costs and rent.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was 4% of restaurant sales in the current period, compared to 5% of restaurant sales in the prior year’s period.

Depreciation and amortization expense was $793,000 in the current period, compared to $752,000 in the prior year’s period.  The dollar increase was primarily attributable to the opening of the two new Polcari’s North End bistro restaurants in fiscal 2001, partially offset by the asset impairment charge related to three Pizzeria Regina locations taken in the fourth quarter of fiscal 2001.

Interest Expense and Interest Income.

Interest expense was $387,000 in the current period as compared to $368,000 in the prior year’s period. Interest income was $3,000 in the current period, as compared to $32,000 in the prior year’s period.

Liquidity and Capital Resources.

At January 27, 2002, the Company had negative net working capital of $1,561,000 and cash and cash equivalents of approximately $712,000.

During the thirty-nine weeks ended January 27, 2002, the Company had a net increase in cash and cash equivalents of  $379,000 reflecting net cash provided by operating activities of $1,127,000, net cash used for investing activities of $76,000 and net cash used for financing activities of $671,000.

Net cash provided by operating activities included net income of $810,000, a decrease in other assets of $9,000, an increase in deferred rent of $96,000, a decrease in inventories of $9,000 and depreciation and amortization expense of $793,000, and an increase in other long-term liabilities of $31,000, partially offset by a reduction in accrued expenses of $233,000, an increase in prepaid expenses of $65,000, and a reduction in accounts payable of $322,000.  Net cash used for investing activities of $76,000 reflects costs associated with the purchase of equipment for the restaurants.  Net cash used for financing activities of $671,000 consisted of net repayments of long-term debt, lease obligations and stockholder loans.

At January 27, 2002, the Company had current liabilities of $3,072,000, including $897,000 of accounts payable, $1,268,000 of accrued expenses and current maturities of long term obligations in the amount of $907,000.  At January 27, 2002, the Company had long-term obligations, less current maturities, in the amount of $3,973,000, including $454,000 due under its credit facility with Fleet Bank, $103,000 of notes payable to a stockholder, $549,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, $378,000 of deferred rent, and $989,000 of other long-term liabilities primarily related to the litigation settlement agreement with Italian Ventures, LLC.

The Company believes that its existing resources and cash flow from operations will be sufficient to allow it to meet its obligations over the next twelve months. The line of credit with Fleet Bank terminated in May, 2001.  The Company may pursue additional debt or equity financing if the Board of Directors determines necessary or appropriate.  There is no guarantee that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain additional financing at all.

Recent Accounts Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company’s previous business combination was accounted for using the purchase method.  As of January 27, 2002, the net carrying amount of goodwill is $463,000.  Amortization expense during the three-month period and nine month period ended January 27, 2002 was $9,000 and $28,000.  Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operation.

“Safe Harbor” Statement, Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to the adequacy of the Company’s resources, and the timing of the Company’s expansion, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

BOSTON RESTAURANT ASSOCIATES, INC.

Date: 6 March, 2002	By:	/s/	George R. Chapdelaine
George R. Chapdelaine, President and
Chief Executive Officer