Form 10-K
period 2002-04-28
BOSTON RESTAURANT ASSOCIATES INC
filed 2002-07-26
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended April 28, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number

0-18369

BOSTON RESTAURANT ASSOCIATES, INC.
(Name of Registrant as Specified in its Charter)

Delaware	61-1162263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 Broadway, Suite 400 Saugus, Massachusetts	01906
(Address of Principal Executive Offices)	(Zip Code)

(781) 231-7575
(Registrant’s Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value per share	Boston Stock Exchange

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒

The aggregate market value of registrant’s Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of July 22, 2002 was  $5,768,839 based upon the average of the closing bid and asked prices of such stock on that date as reported on the OTC Bulletin Board.  As of July 22, 2002 there were 7,035,170 shares of the registrant’s Common Stock, $.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Report.

FORM 10-K

PART I

ITEM 1.          BUSINESS

General

During the fiscal year ended April 28, 2002 (“Fiscal 2002”) Boston Restaurant Associates, Inc. (the “Company”) operated a chain of sixteen restaurants — twelve fast-service, high volume pizzerias under the Pizzeria Regina name, and four full-service family-style Italian/American restaurants under the “Polcari’s North End ™” name.  Of the twelve Pizzeria Regina restaurants, eleven are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), while the original 1926 North End Pizzeria Regina is a wait service restaurant (full-service style emphasizing whole pizzas with in-restaurant seating).  A majority of the restaurants are located in the Boston, Massachusetts metropolitan area.

The Pizzeria Regina restaurants feature the Company’s signature product, its premium Neapolitan style, thin crust pizza, prepared in gas-fired brick ovens.  The original Pizzeria Regina, located in Boston’s historic North End, has served the Company’s premium brick oven pizza since 1926.  The Company believes that the Pizzeria Regina brand name and the pizza itself are local symbols of superior and distinctive pizza.  (See “Pizzeria Regina Restaurants.”)

The Polcari’s North End restaurants are full-service Italian/American, family-style restaurants that capture the community spirit of the 1940s and 1950s in Boston’s Italian North End neighborhood.  These restaurants highlight exposed gas-fired brick ovens in open view of diners, memorabilia and photographs depicting 1940s and 1950s scenes in Boston’s North End, and large tables to encourage family-style dining.  (See “Polcari’s North End Restaurants.”)

The Company’s long term plan is to expand its operations by opening additional Company-operated Pizzeria Regina food court kiosks in high volume retail areas as the opportunities present themselves, and by opening additional restaurants under the Polcari’s North End™ name.  The rate at which the Company is able to open new Company-operated restaurants will be determined by many factors, including the Company’s overall financial and management resources, success in obtaining adequate financing, identifying satisfactory sites, negotiating satisfactory leases, securing requisite governmental permits and approvals, and training management personnel.  The Company cannot be certain that it will have the resources to expand, that actual expansion costs will be as anticipated, or that current and future sites will operate profitably.

The Company’s principal offices are located at 999 Broadway, Saugus, Massachusetts 01906 and its telephone number is (781) 231-7575.  As used in this Report, unless otherwise indicated, the term “Company” refers to Boston Restaurant Associates, Inc. and its subsidiaries.

Pizzeria Regina Restaurants

The Company currently operates twelve Pizzeria Regina restaurants which are fast-service, high volume pizzerias that feature premium brick oven pizza and cater primarily to the lunchtime diner (with the exception of the original North End location, which serves both the lunch and dinner markets).  Of these twelve restaurants, eleven are food court kiosks and the original North End Pizzeria Regina is a wait-service restaurant.

The Pizzeria Regina restaurants feature the Company’s premium Neapolitan style, thin crust, brick oven pizza.  This pizza features a proprietary dough and pizza sauce, which the Company believes combine to produce a distinct flavor and superior pizza.  These pizzas are offered with a wide variety of fresh vegetable and cured meat toppings.  The Company believes that the premium quality of its pizza, a result of a proprietary ingredient mix and baking process, provides appeal to both the lunch and dinner markets.  The original Pizzeria Regina, located in Boston’s historic North End, has served the Company’s premium brick oven pizza since 1926.

The Company’s eleven food court kiosks primarily serve pizza by the slice with multiple topping choices and operate side-by-side with other fast food vendors in retail malls. Menu items are presented in a self-service, take-out style designed to allow customers to order, pay for and consume their food in a very short period of time.  Customers who desire to sit down after purchasing their food may join customers of other food court vendors in one or more designated common areas within the mall.  The focused menu, self-service, take-out style and common seating provide food court customers with a fast, low cost dining alternative as compared to more traditional full-service restaurants.

The Company intends over the longer term to open additional Pizzeria Regina food court kiosks.  Based on the Company’s own experience and articles from trade journals, the Company believes there is a trend at retail malls to retrofit and upgrade food courts to emphasize fast food as a focal point of malls.  The Company further believes that lunchtime diners who visit retail shopping malls seek high quality, quick service meals in a food court setting, and that the premium quality of the Company’s brick oven pizza should position it to compete effectively in food court locations.

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

Polcari’s North End Restaurants

In March 1995, the Company opened its first Polcari’s North End restaurant in Saugus, Massachusetts, recreating a restaurant similar to one that the Company’s predecessor had operated from 1954-1989 in Boston’s North End.  The Polcari’s North End restaurant concept is designed to create an Italian/American casual dining ambiance that captures the community spirit of the 1940s and 1950s in Boston’s Italian North End neighborhood.  The restaurant highlights exposed gas-fired brick ovens in open view of diners.  In addition, memorabilia and photographs depicting scenes in Boston’s North End in the 1940s and 1950s are used to create a neighborhood atmosphere rich with history.  The restaurant also features large tables of six or more seats to encourage family style dining and a value-oriented menu that includes branded Pizzeria Regina pizza, large Italian/American pasta dishes and fresh baked breads.  The Company currently has one franchise location in Las Vegas, Nevada.

The Company has also developed a bistro-restaurant concept, which was inspired by the success of the Saugus-based Polcari’s North End™ restaurant.  Unlike the Saugus restaurant, the bistro restaurants are smaller in size, creating a more intimate family dining experience.  In addition, the menu is a modified version of the Saugus-based offerings, providing for a lighter dining experience.  The bistro restaurants operate under the Polcari’s North End™ trademark in order to capitalize on that mark’s recognition for quality.  The Company currently operates four Polcari’s North End ™ Restaurants in: Saugus, Massachusetts; Hyannis, Massachusetts; Woburn, Massachusetts and Salem, New Hampshire.

Site Selection

The Company considers the specific location of a restaurant to be critical to the restaurant’s long term success.  It devotes significant time and resources to the investigation and evaluation of each prospective site, including consideration of local market demographics, population density, average household income levels and site characteristics such as visibility, accessibility and traffic.

The Company seeks sites for the Pizzeria Regina kiosk restaurants within high-traffic food courts or retail shopping malls located in metropolitan areas.  It seeks sites for Pizzeria Regina wait-service restaurants in densely populated areas.  It seeks sites for Polcari’s North End restaurants located near high-volume, middle market traffic centers, such as retail and residential areas with populations of at least 100,000 persons within a five-mile radius.  For each type of restaurant, the Company also considers existing local competition and, to the extent such information is available, the sales of other comparably priced restaurants operating in the area.

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

New employees are trained by experienced employees who have demonstrated their ability to implement the Company’s commitment to provide high quality food and attentive service.  The Company has developed manuals regarding its policies and procedures for restaurant operations.  Senior management regularly visits Company restaurants and meets with their management teams to ensure compliance with the Company’s strategies and standards of quality in all aspects of restaurant operations and personnel development.

The Company seeks to attract and retain quality restaurant managers by providing them with an appropriate balance of autonomy and direction.  Annual performance objectives and budgets for each restaurant are jointly determined by restaurant managers and senior management.  To provide incentives, the Company has implemented a cash bonus program tied to achievement of specified objectives.

The staff for a typical Pizzeria Regina kiosk restaurant consists of one general manager, two managers and approximately 12 to 15 hourly employees.  The staff of the original Pizzeria Regina consists of a general manager, two managers, and approximately 15 to 25 hourly employees.  The staff for a typical Polcari’s North End restaurant consists of one general manager, two managers, one kitchen manager and approximately 40 to 60 hourly employees.  Most of the Company’s hourly employees are part-time personnel.  The general manager of each restaurant is primarily responsible for the day-to-day operations of the entire restaurant and for maintaining standards of quality and performance established by the Company.

The Company believes centralized financial and management controls are fundamental to improving operating margins.  These controls are maintained through the use of an automated data processing system and prescribed reporting procedures.  Each restaurant has a point-of-sale system that captures restaurant operating information.  The restaurants forward daily sales reports, vendor invoices, payroll information and other data to the Company’s corporate headquarters.  Company management uses this data to centrally monitor costs and sales mix, and to prepare periodic financial management reports.  This system is also used for budget analysis, planning and determination of menu composition.  Restaurant managers perform daily inventories of key supplies.  All other supplies are inventoried weekly at the Pizzeria Regina restaurants and monthly at the Polcari’s North End restaurants.  Cash is controlled through deposits of sales proceeds in local operating accounts following each restaurant shift with respect to the Pizzeria Regina locations and following each business day with respect to the Polcari’s North End locations.  The balances in those accounts are wire transferred daily to the Company’s principal operating account.

Purchasing and Commissary Operations

The Company maintains a commissary where pizza dough is produced for the Company’s restaurants.  The dough preparation requires a high degree of consistency that would be more difficult to maintain at the individual restaurant locations.  The Company believes that close, centralized monitoring of the dough preparation ensures a more consistent premium product.  All other food preparation is performed on site at the restaurant level.

The Company negotiates directly with wholesale suppliers of certain high volume food ingredients such as cheese, tomato sauce, and flour to ensure consistent quality and freshness of products across its restaurants and to obtain competitive pricing. These ingredients are then purchased for the Company by a third party independent distributor at the negotiated price and redistributed to the Company’s restaurants.  All other food ingredients and beverage products are purchased directly by the general manager of each restaurant in accordance with corporate guidelines.  The Company believes that each essential food and beverage products are available from a choice of many qualified wholesale suppliers.

Advertising and Marketing

The Company’s target market for the Pizzeria Regina restaurants is very broad, consisting of individuals and families who seek fast-service and high value-to-price meals during the lunch period.  The target market for the Polcari’s North End restaurants is adults and families who seek moderately priced Italian dinner entrees in a comfortable environment.  The Company believes that its focus on premium quality, service and value is the most effective approach to attracting customers.  The Company plans to rely upon local advertising, high volume traffic flow at retail malls and word of mouth exposure to market its restaurants.

Competition

The restaurant business is highly competitive.  Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond the Company’s or a particular restaurant’s control, including changes in the public’s tastes and eating and drinking habits, population and traffic patterns and local economic conditions.  The Company’s restaurants compete with a wide variety of restaurants ranging from national and regional restaurant chains (some of which have substantially greater financial resources than the Company) to locally-owned restaurants.  There is also active competition for liquor licenses in certain markets and for advantageous commercial real estate sites suitable for restaurants.  The Pizzeria Regina restaurants compete with other fast-service, high volume food providers on the basis of price, value, location, menu and speed of service.  The Polcari’s North End restaurants compete with other casual, full-service restaurants primarily on the basis of menu selection, quality, price, service, ambiance and location.

Seasonality

Certain of the  Company’s restaurants are subject to seasonal fluctuations in sales volume.  Sales at the Pizzeria Regina restaurants are typically higher in June through August, and in November and December due to increased volume in shopping malls during the holiday and tourist seasons and school vacations.

Employees

As of  July 22, 2002, the Company had approximately 600 employees, of whom 14 were corporate and administrative personnel, 56 were field supervision or restaurant managers or management trainees, and the remainder were hourly restaurant personnel.  Many of the Company’s hourly employees work part-time.  The Company believes that its relationship with its employees is good.  None of the Company’s employees are covered by a collective bargaining agreement.

Trademarks and Service Marks

The Company regards its trademarks and its service marks as having significant value and as being important factors in the marketing of its products.  These marks, which appear in its advertisements, menus and elsewhere, are widely recognized.  The Company’s most significant trademarks are “Pizzeria Regina,” the Regina crown design logo, and “Polcari’s North End,” each of which are U.S. registered trademarks owned by the Company.  The Company has also registered with the U.S. Patent and Trade Office

“Regina,” the “Polcari’s” logo, “Pizzeria Regina of Boston’s North End” and  “Pizzeria Regina, Boston’s Brick Oven Pizza” as service marks.

Government Regulation

The Company is subject to a variety of federal, state and local laws and regulations.  Each of the Company’s restaurants is subject to licensing and regulation by a number of government authorities, including alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located.  Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

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

A significant portion of the Company’s revenues at the Polcari’s North End restaurants and the original Pizzeria Regina location in the North End is attributable to the sale of alcoholic beverages.  Alcoholic beverage control regulations require each of the Company’s restaurants that serve alcohol to apply to both a state authority and municipal authorities for a license or permit to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  The failure of the Company to obtain or retain liquor service licenses could have a material adverse affect on the particular restaurant’s operations and the business of the Company generally.

The Company is subject to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  The Company presently carries $1,000,000 of liquor liability coverage for its restaurants, as well as excess liability coverage of $10,000,000 per occurrence, with a $10,000 deductible.  The Company has never been named as a defendant in a lawsuit involving “dram shop” liability.  The Company cannot guarantee that dram shop insurance will continue to be available to the Company at commercially reasonable prices, if at all, or that such insurance, if maintained, will be sufficient to cover any claims against the Company for dram shop liability for which it may be held liable.

The Company’s restaurant operations are all subject to federal and state laws governing such matters as minimum wage and health insurance requirements.  A significant number of the Company’s personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage could increase the Company’s labor costs.

Risk Factors

In addition to the risks discussed elsewhere in this Form 10-K, investors should consider carefully the following risk factors in evaluating an investment in the Company.

The Company May Be Unable to Expand As Planned

The Company’s ability to open additional Company restaurants will depend upon a number of factors, such as identifying satisfactory sites, negotiating satisfactory leases, securing required governmental permits and approvals, providing adequate supervision of construction, and recruiting and training management personnel, some of which are beyond the control of the Company. The Company cannot guarantee that it will be able to open any new restaurants within budget or on a timely basis, if at all, or that any of the new restaurants will operate profitably.  If the Company is unable to expand, it may reduce the Company’s ability to increase profitability.

Possible Need of Additional Funding

The Company believes that its anticipated cash flow from operations, together with existing line of credit, will be sufficient to fund its working capital needs and current  expansion plans for at least the next 12 months.  However, it cannot guarantee that this will be the case.  Changes in the Company’s business or its business plan could affect its capital needs. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”)

The Restaurant Business Is Risky

The Company’s future performance will be subject to a number of factors that affect the restaurant industry generally, including:  (i) the highly competitive nature of the  industry, (ii) general and local economic conditions, (iii) changes in tastes and eating and drinking habits,  (iv) changes in food costs due to shortages, inflation or other causes, (v) population and traffic patterns, (vi) demographic trends, (vii) general employment, and wage and benefit levels in the restaurant industry, which may be affected by changes in federal and local minimum wage requirements or by federally or locally mandated health insurance, and (viii) the number of people willing to work at or near the minimum wage.  (See “Competition.”)

We Are Dependent on Key Executive Officers

The future success of the Company will depend in large part on the continued services of its President, George R. Chapdelaine, as well as on the Company’s ability to attract and retain other qualified senior management personnel.  The Company carries $2,000,000 of key man life insurance on the life of Mr. Chapdelaine.

Insiders Control the Company

The Company’s executive officers, directors and their affiliates and members of their immediate families control the vote of approximately 45.2% of the outstanding shares of the Common Stock. As a result, they have the practical ability to implement or block changes in the Company’s management and direction which may or may not be in the best interest of stockholders generally.

The Company’s Restaurants Are Concentrated in Eastern Massachusetts

A total of thirteen of the Company’s sixteen existing restaurants are located in Massachusetts.  As a result, the Company’s results of operations may be materially affected by changes in the Massachusetts economy.

Our Stock Is Relatively Illiquid and the Price Is Volatile

Compared to many other publicly traded companies, the Company is relatively small and has a relatively low average daily trading volume.  Quarterly operating results of the Company or other restaurant companies, changes in general conditions in the economy, the restaurant industry, or the financial markets, or other developments affecting the Company, its competitors or the financial markets could cause the market price of the Common Stock to fluctuate significantly. These broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the low trading volume may make it difficult for a stockholder to buy or sell a significant amount of stock without affecting the market price.  The Company’s securities are, and will likely continue to be, principally traded on the OTC Bulletin Board or its successor. (See “Item 5. Market for Registrant Common Equity and Related Stockholder Matters.”)

ITEM 2.	PROPERTIES

All of the Company’s existing restaurants are located in leased space, except for the North End Pizzeria Regina location, which is owned by the Company.  All of the Company’s leases provide for a minimum annual rent, and most call for additional rent based on sales volume at the particular location over a specified minimum level.  Generally, these leases are net leases, which require the Company to pay the cost of insurance, taxes and a portion of the lessor’s operating costs.  Certain mall locations also require the Company to participate in upkeep of common areas and promotional activities.

The following table sets forth certain information with respect to the Company’s restaurant properties:

Location	Approx. Sq. Ft.	Lease Expiration Date	Type (1)

Auburn Mall	924	1/31/08	food court
Auburn, MA

North End	4,300	N/A	wait service
Boston, MA (2)

Faneuil Hall Marketplace	750	12/31/05	food court
Boston, MA

Burlington Mall	1,018	11/30/05	food court
Burlington, MA

Holyoke Mall	749	1/31/09	food court
Holyoke, MA

Cape Cod Mall	5,338	1/31/11	Polcari’s North
Hyannis, MA			End (bistro)

Independence Mall	637	1/31/09	food court
Kingston, MA

South Shore Plaza	700	8/31/06	food court
Braintree, MA

Solomon Pond Mall	1,085	1/30/07	food court
Marlborough, MA

Oviedo Market Place	714	4/01/08	food court
Oviedo, FL

Paramus Park	696	7/31/09	food court
Paramus, NJ

Providence Place	960	10/30/09	food court
Providence, RI

Regency Square	605	11/03/04	food court
Richmond, VA

Salem, NH	6,430	1/18/10	Polcari’s North
			End (bistro)

Saugus, MA	11,000	11/30/12	Polcari’s North End

Woburn, MA	12,000	4/30/10	Polcari’s North End (bistro)

(1)           Pizzeria Regina food court locations have no independent seating capacity.  Seating is centralized in the common areas of the food courts.  The North End seats approximately 75 customers; the Saugus Polcari’s North End location seats approximately 400 customers; the three bistro restaurants each seat approximately 200 customers.

(2)           Company-owned.  This property is subject to a mortgage in favor of Commerce Bank and Trust Company.  (See “Item 7.  Management’s Discussion And Analysis Of Financial Condition and Results of Operations — Liquidity and Capital Resources.”) Includes approximately 1,000 square feet located in two adjacent condominiums owned by the Company which have not been built-out as of the date of this Report.

The Company occupies approximately 4,000 square feet of executive office space  in Saugus, Massachusetts.  The lease for this location expires in October 31, 2006.  The Company also leases approximately 5,000 square feet of warehouse space located in Somerville, Massachusetts under a lease expiring on July 31, 2002 (including all extension options that may be exercised by the Company in its discretion) and approximately 2,741 square feet for its commissary located in Charlestown, Massachusetts under a lease expiring on August 14, 2002.   The Company is currently negotiating to extend the commissary and warehouse leases.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various legal matters in the ordinary course of its business.  Each of these other matters is subject to various uncertainties and some of these other matters may be resolved unfavorably to the Company.  Management believes that any liability that may ultimately result from these other matters will not have a material adverse effect on the Company’s financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded publicly on the OTC Bulletin Board and on the Boston Stock Exchange (BSE symbol: “BNR”).  As of July 22, 2002, there were approximately 600 holders of record of the Company’s Common Stock.  On July 22, 2002, the last bid and asked price of the Company’s Common Stock as reported on the OTC Bulletin Board were  $.70 and $.94 per share, respectively.

The table below represents the quarterly high and low bid and asked prices for the Company’s Common Stock for the Company’s last two fiscal years, as reported on the OTC Bulletin Board.  The prices listed in this table reflect quotations without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

	High Bid	Low Bid	High Asked	Low Asked

Fiscal Year Ended April 28, 2002

First Quarter	$.81	$.62	$1.03	$.65
Second Quarter	$.62	$.50	$0.80	$.55
Third Quarter	$.70	$.50	$1.01	$.52
Fourth Quarter	$.97	$.55	$1.02	$.60

Fiscal Year Ended April 29, 2001

First Quarter	$.94	$.75	$1.03	$.78
Second Quarter	$.84	$.75	$1.06	$.87
Third Quarter	$.87	$.75	$1.06	$.87
Fourth Quarter	$.87	$.75	$1.06	$.85

The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.  Rather, the Company intends to retain all of its future earnings to finance future growth.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth for the fiscal periods indicated, a 52 week period for fiscal 2002, 2001, 1999, 1998, and a 53 week period for fiscal 2000.

	Fiscal Year Ended
	April 28, 2002	April 29, 2001	April 30, 2000	April 25, 1999	April 26, 1998
Income Statement Data:

Total Revenues	$23,854,439	$21,707,907	$16,013,321	$12,173,934	$11,255,049

Costs and expenses:
Cost of food, beverages and liquor	4,885,952	4,644,810	3,284,015	2,546,026	2,267,331
Other operating expenses	14,293,083	13,052,040	9,471,227	7,114,457	6,780,778
General and administrative	2,132,756	1,837,085	1,719,071	1,663,649	1,377,464
Depreciation and amortization	1,152,860	1,161,628	762,346	545,092	469,559
Pre-opening costs	—	658,090	453,002	42,197	33,787
Litigation and Settlement Costs	—	1,847,487	—	—	—
Charge for asset impairment	—	580,000	—	—	—

Total Costs and Expenses	22,464,651	23,781,140	15,689,661	11,911,421	10,928,919

Operating Income (loss)	1,389,788	(2,073,233)	323,660	262,513	326,130

Interest Expense, net	(508,072)	(456,842)	(327,164)	(241,973)	(279,645)
Other Income, net	9,015	19,771	5,171	4,963	6,395
Income (loss) before minority interest	890,731	(2,510,304)	1,667	25,503	52,880
Minority interest in net loss of subsidiary	—	—	63,867	34,133	—
Net Income (loss)	$890,731	$(2,510,304)	$65,534	$59,636	$52,880

Net Income (loss) per share of common stock:
Basic and Diluted	$.13	$(.36)	$0.01	$0.01	$0.01

Balance Sheet Items:
Total Assets	8,640,734	9,000,203	8,307,876	6,887,694	6,764,975
Long Term Obligations	3,750,876	4,527,914	2,964,630	2,417,410	2,493,546
Total Liabilities	6,895,065	8,145,265	4,942,634	3,534,285	3,576,896

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following set forth the results from operations for fiscal 2002, 2001 and 2000.

Results of Operations for the Years Ended April 28, 2002 and April 29, 2001

Restaurant Sales

Restaurant sales in fiscal 2002 were $23,828,000 compared to  $21,610,000 in fiscal 2001. The dollar increase in restaurant sales was primarily attributable to a full year of operations of two new bistro restaurants (the new Woburn, Massachusetts Polcari’s North End bistro restaurant in October of 2000, and the new Hyannis, Massachusetts Polcari’s North End bistro restaurant in January of 2001).

Net sales at the Company’s Pizzeria Regina restaurants decreased to $11,905,000 in fiscal 2002 from $12,241,000 in fiscal 2001, principally due to the closing of a Pizzeria Regina restaurant at the end of its lease and a decrease in same-store sales for existing Pizzeria Regina restaurants in food courts currently undergoing renovation.  Sales for the Pizzeria Regina  restaurants open throughout both fiscal 2002 and fiscal 2001 decreased by .6 of 1%

Net sales at the Company’s full service casual dining restaurants increased to $11,906,000 in fiscal 2002 from $9,329,000 in fiscal 2001.  The increase was primarily attributable to the additional sales of two new bistro restaurants opened for the entire period of fiscal 2002.  Sales for the Company’s full service casual dining restaurants open throughout both fiscal 2002 and fiscal 2001 decreased by .3 of 1%.

Sales at the Company’s commissary were $17,000 in fiscal 2002 compared to $40,000 in fiscal 2001.  The decrease in commissary sales was primarily attributable to the closure of a franchise restaurant in the prior year.

Franchise Fees and Royalties

During fiscal 2002, the Company recognized $20,000 in franchise fee revenues and $6,000 in royalties from a domestic Pizzeria Regina franchise opened at the Palms Casino Resort in Las Vegas, Nevada.  During fiscal 2001, the Company recognized $98,000 in franchise fee revenues, $35,000 relating to the opening of an international Polcari’s North End franchise, and $63,000 related to royalties.

Costs and Expenses

Cost of Food, Beverages and Liquor

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 20% in fiscal 2002 compared to 21% in fiscal 2001.

The cost of food, beverages and liquor was $4,886,000 in fiscal 2002 compared to $4,645,000 in fiscal 2001. The dollar increase was due to the two new bistro restaurants opened for a full year in fiscal 2002.

The cost of food, beverages, and liquor as a percentage of total revenues at the Pizzeria Regina restaurants was 15% in fiscal 2002, compared to 16% in fiscal 2001.  The decrease in the cost of food, beverages and liquor as a percentage of total sales was principally due to lower cheese costs and cost control systems.

The cost of food, beverages and liquor at the Pizzeria Regina restaurants was $1,790,000 in fiscal 2002 compared to $1,989,000 in fiscal 2001.  The dollar decrease was principally due to the closing of a Pizzeria Regina restaurant at the end of its lease, as well as lower cheese costs and improved cost control systems.

The cost of food, beverages and liquor as a percentage of total revenues at the Company’s full service casual dining restaurants decreased to 26% in fiscal 2002 from 28% in fiscal 2001, primarily due to improved cost controls.

The cost of food, beverages and liquor at the Company’s full service casual dining restaurants was $3,096,000 in fiscal 2002 compared to $2,656,000 in fiscal 2001.  This dollar increase was primarily due to two Polcari’s North End bistro restaurants opened for an entire year in fiscal 2002.

Other Operating Expenses

Payroll Expenses.     Payroll expenses as a percentage of total revenues for all restaurants were 31% in both fiscal 2002 and fiscal 2001.

Payroll Expenses for all the restaurants were $7,424,000 in fiscal 2002 compared to $6,627,000 in fiscal 2001.  The dollar increase in payroll expenses was primarily due to the opening of two new Polcari’s North End bistro restaurants, partially offset by the closing of a Pizzeria location in fiscal 2001.

Payroll expenses at the Pizzeria Regina restaurants were 26% of  total revenues in fiscal 2002 compared to 25% of total revenues in fiscal 2001.

Payroll Expenses at the Pizzeria Regina restaurants were $3,041,000 in fiscal 2002 compared to $3,046,000 in fiscal 2001.  This dollar decrease was primarily due to the closure of a Pizzeria Regina restaurant in September, 2000 at the termination of its lease.

Payroll expenses at the Company’s full service casual dining restaurants decreased  to 34% of total revenues in fiscal 2002 from 35% of total revenues in fiscal 2001. The percentage decrease was primarily attributable to lower labor costs associated with the staffing of the bistro restaurants.

Payroll Expenses at the Company’s full service casual dining restaurants were $4,001,000 in fiscal 2002 compared to $3,311,000 in fiscal 2001.  This dollar increase was primarily due to a full year of labor costs associated with the two additional Polcari’s North End bistro restaurants opened in fiscal 2001.

Payroll expenses at the Company’s Commissary were $382,000 for fiscal 2002 as compared to $270,000 in fiscal 2001.  The dollar increase in payroll expenses was primarily due to an increase in personnel at the Commissary to meet the added production requirements of the new Polcari’s North End bistro restaurants.

Other Operating Expenses, Exclusive of Payroll.     Other operating expenses, exclusive of payroll, were 29% of total revenues in fiscal 2002 compared to 30% in fiscal 2001.

Other operating expenses, exclusive of payroll were $6,869,000 in fiscal 2002 compared to $6,425,000 in fiscal 2001.  This dollar increase was primarily due to the addition of two new Polcari North End bistro restaurants and costs associated with increased sales.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 32% of total revenues in both fiscal 2002 and fiscal 2001.

Other operating expenses, exclusive of payroll from the Pizzeria Regina restaurants were $3,798,000 in fiscal 2002 compared to $3,939,000 in fiscal 2001.  This dollar decrease was principally due to the closure of a Pizzeria Regina restaurant at the end of its lease.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 25% of total revenues in fiscal 2002 from 24% of total revenues in fiscal 2001.

Other operating expenses, exclusive of payroll from the Company’s full service casual dining restaurants were $2,958,000 in fiscal 2002 compared to $2,266,000 in fiscal

2001.  This dollar increase was principally due to two bistro restaurants opened the entire year in fiscal 2002.

Other operating expenses also include commissary expenses, which were $107,000 in fiscal 2002 and $103,000 in fiscal 2001, respectively.  In addition, other operating expenses included $6,000 in fiscal 2002 and $117,000 in fiscal 2001, which included costs associated with joint venture and franchising activities.

General and Administrative Expenses

General and administrative expenses were 9% of total revenues in both fiscal 2002 and fiscal 2001.

General and administrative expenses were $2,133,000 in fiscal 2002, compared to $1,837,000 in fiscal 2001.  This dollar increase was primarily attributable to employee incentives, state excise taxes, consulting costs and rent.

Depreciation and Amortization Expenses

Depreciation and amortization expense was 5% of total revenues in both fiscal 2002 and fiscal 2001.

Depreciation and amortization expense was $1,153,000 in fiscal 2002, as compared to $1,162,000 in fiscal 2001.  The dollar decrease in depreciation and amortization expense was primarily attributable to the asset impairment charge related to three Pizzeria Regina locations taken in the fourth quarter of fiscal 2001, partially offset by the opening of the two new Polcari’s North End bistro restaurants in fiscal 2001.

Pre-Opening Costs

There were no pre-opening expenses in fiscal 2002 compared to $658,000 in fiscal 2001.

Interest Expense and Interest Income

Interest expense increased to $508,000 in fiscal 2002, compared to $492,000 in fiscal 2001.  This increase was primarily due to the interest expense associated with the amortization of the discount to present value of a litigation settlement, partially offset by a decrease in interest expense under the Company’s credit facility.

Interest income was $0 in fiscal 2002 as compared to $36,000 in fiscal 2001.  The decrease in interest income was attributable to a decrease in cash reserves.

Results of Operations for the Years Ended April 29, 2001 and April 30, 2000

Restaurant Sales

Restaurant sales in the 52 week fiscal 2001 were $21,610,000, compared to  $15,961,000 in the 53 week fiscal 2001. The dollar increase in restaurant sales was attributable to the opening of three new Pizzeria Regina kiosks and three new bistro restaurants between June 1999 and January 2001 (the Kingston, Massachusetts Pizzeria Regina food court kiosk in June of 1999, the new Holyoke, Massachusetts Pizzeria Regina food court kiosk in September of 1999, the new Providence, Rhode Island Pizzeria Regina food court kiosk in October of 1999, the new Salem, New Hampshire Polcari’s North End bistro restaurant in January of 2000, the new Woburn, Massachusetts Polcari’s North End bistro restaurant in October of 2000, and the new Hyannis, Massachusetts Polcari’s North End bistro restaurant in January of 2001).  This was partially offset by the closure of a Pizzeria Regina restaurant in September of 2000 at the end of its lease.

Net sales at the Company’s Pizzeria Regina restaurants increased to $12,241,000 in fiscal 2001 from $11,358,000 in fiscal 2000, principally due to the addition of a full year of sales from the three new Pizzeria Regina restaurants and an increase in aggregate same-store sales for existing Pizzeria Regina restaurants, partially offset by the closure of one Pizzeria Regina restaurant in September of 2000 at the end of its lease.  Sales for the Pizzeria Regina  restaurants open throughout both fiscal 2001 and fiscal 2000 increased by 4.9%.

Net sales at the Company’s full service casual dining restaurants increased to $9,329,000 in fiscal 2001 from $4,540,000 in fiscal 2000.  The increase was primarily attributable to the addition of sales at the two new bistro restaurants opened in fiscal 2001 and an additional bistro restaurant open for the entire period of fiscal 2001, and increased sales of 10.8% at the Saugus, Massachusetts Polcari’s North End restaurant.

Sales at the Company’s commissary were $40,000 in fiscal 2001 compared to $63,000 in fiscal 2000.  The decrease in commissary sales was primarily attributable to the closure of a franchise restaurant during fiscal 2001.

Franchise Fees and Royalties

During fiscal 2001, the Company recognized $98,000 in franchise fee revenues, $35,000 relating to the opening of an international Polcari’s North End franchise, and $63,000 related to royalties.  During fiscal 2000, the Company recognized $53,000 in franchise fee revenues, $20,000 relating to the opening of a domestic Pizzeria Regina franchise, and $33,000 related to royalties.

Costs and Expenses

Cost of Food, Beverages and Liquor

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 21% in both fiscal 2001 and fiscal 2000.

The cost of food, beverages and liquor was $4,645,000 in fiscal 2001 compared to $3,284,000 in fiscal 2000. The dollar increase was due to the two new bistro restaurants opened in fiscal 2001, an additional bistro restaurant opened for the entire year in fiscal 2001 and three Pizzeria Regina kiosks opened for the entire year in fiscal 2001.

The cost of food, beverages, and liquor as a percentage of total revenues at the Pizzeria Regina restaurants was 16% in fiscal 2001, compared to 17% in fiscal 2000.  The decrease in the cost of food, beverages and liquor as a percentage of total sales was principally due to lower cheese costs.

The cost of food, beverages and liquor at Pizzeria Regina was $1,989,000 in fiscal 2001 compared to $1,932,000 in fiscal 2000.  This dollar increase was principally due to the three new Pizzeria Regina kiosks being open for a full year in fiscal 2001 compared to a partial year in fiscal 2000.

The cost of food, beverages and liquor as a percentage of total revenues at the Company’s full service casual dining restaurants decreased to 28% in fiscal 2001 from 30% in fiscal 2000, primarily due to improved cost controls.

The cost of food, beverages and liquor, at the Company’s full service casual dining restaurants, was $2,656,000 in fiscal 2001 compared to $1,352,000 in fiscal 2000.  This dollar increase was primarily due to the opening of the two new Polcari’s North End bistro restaurants during fiscal 2001 and the New Hampshire bistro restaurant being open for the entire year in fiscal 2001.

Other Operating Expenses

Payroll Expenses.   Payroll expenses were 31% of total revenue in fiscal 2001, compared to 29% of total revenues in fiscal 2000.

Payroll Expenses were $6,627,000 in fiscal 2001 compared to $4,621,000 in fiscal 2000, due to the opening of two new Polcari’s bistro restaurants and an additional Polcari’s bistro and three Pizzeria Regina kiosks opened for the entire year in fiscal 2001.

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

Payroll expenses at the Company’s full service casual dining restaurants increased  to 35% of net sales in fiscal 2001 from 31% of net sales in fiscal 2000. The percentage increase was primarily attributable to labor costs associated with the training and staffing of the new bistro restaurants.

Payroll Expenses were $3,311,000 in fiscal 2001 compared to $1,386,000 in fiscal 2000.  This dollar increase was primarily due to labor costs associated with the training and staffing of two new bistro restaurants and an additional bistro restaurant open for the entire year in fiscal 2001.

Payroll expenses at the Company’s Commissary were $270,000 for fiscal 2001 as compared to $238,000 in fiscal 2000.  The dollar increase in payroll expenses was primarily due to an increase in personnel at the Commissary to meet the added production requirements of the new bistro restaurants and Pizzeria Regina kiosks.

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

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants decreased to 24% of net sales in fiscal 2001 from 25% of net sales in fiscal 2000 due to increased controls.

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

General and administrative expenses were $1,837,000 in fiscal 2001, compared to $1,719,000 in fiscal 2000.  This dollar increase was primarily attributable to computer software consulting costs, outside accountants’ review of quarterly financial statements now required by the SEC rules, and medical insurance costs.

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

Charge For Asset Impairment

The Company recorded an impairment charge of $580,000 in the fourth quarter of fiscal 2001 which is included in the consolidated statements of operations related to the write-down of certain long-lived assets.  The Company reviewed the carrying value of its long-lived assets and noted that the expected future cash flows for three of its Pizzeria Regina locations were not sufficient to recover the recorded carrying value of long-lived assets at those locations.  Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and restaurant equipment at those three locations to their estimated fair market value.  The Company currently plans to continue to operate these restaurants for their remaining lease terms.

Interest Expense and Interest Income

Interest expense increased to $492,000 in fiscal 2001, compared to $375,000 in fiscal 2000.  This increase was primarily due to additional borrowings under the Company’s credit facility and to additional equipment leases associated with the two new bistro restaurants opened in fiscal 2001 and an additional bistro restaurant and the three new Pizzeria Regina kiosks open for the entire year in fiscal 2001.

Interest income decreased to $36,000 in fiscal 2001 as compared to interest income in fiscal 2000 of $48,000.  The decrease in interest income was attributable to a decrease in cash reserves.

Liquidity and Capital Resources

At April 28, 2002, the Company had negative net working capital of $1,423,000 compared to $2,541,000 in 2001 and cash and cash equivalents of approximately $933,000.

During fiscal 2002, the Company had a net increase in cash and cash equivalents of $600,000, reflecting net cash provided by operating activities of $1,617,000, net cash used for investing activities of $128,000 and net cash used for financing activities of $889,000.

Net cash provided by operating activities included net income of $891,000, a decrease in inventories of $33,000, an increase in deferred rent of $94,000, an increase in other long-term liabilities of $20,000 and depreciation and amortization expense of $1,153,000, partially offset by an increase in prepaid expenses of $79,000, an increase in other assets of $20,000, a decrease in accounts payable of $414,000 and a reduction in accrued expenses of $61,000.  Net cash used for investing activities of $128,000 reflects capital costs associated with the various Pizzeria Regina restaurants and the Polcari’s North End bistro restaurants.  Net cash used for financing activities of $889,000 consisted of net repayments of long-term debt, capital lease obligations and stockholder loans.

At April 28, 2002, the Company had current liabilities of $3,144,000, including $806,000 of accounts payable, $1,440,000 of accrued expenses and current maturities of long term obligations in the amount of $898,000.  At April 28, 2002, the Company had long-term obligations, less current maturities, in the amount of $3,751,000, including $346,000 due under its credit facility with Fleet Bank, $101,000 of notes payable to a stockholder, $449,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, $377,000 of deferred rent, and $978,000 of other long-term liabilities primarily related to the litigation settlement agreement with Italian Ventures, LLC. While the Company believes that its existing resources, cash flow from operations will be sufficient to allow it to meet its obligations over the next twelve months, there can be no guarantee that that will be the case.

The Company’s future minimum payments under contractual obligations related to Capital Leases, Operating Leases, Term Notes and Shareholder Note as of April 28, 2002 are as follows:

Year Ending	Capital Leases	Operating Leases	Term Notes	Shareholder Note

2003	$420,507	$2,567,000	$528,623	$5,533
2004	240,469	2,546,000	283,329	5,854
2005	214,701	2,523,000	62,758	6,114
2006	63,457	1,995,000	—	5,005
2007	—	1,770,000	—	6,726
Thereafter	—	3,742,000	—	77,085
Total minimum payments	939,134	15,143,000	874,710	106,317
Less amount representing interest	(125,903)	—	—	—
Present value of net minimum Lease payments	813,231	—	—	—
Less current maturities	364,077	—	528,623	5,533
Long term maturities	449,154	—	346,087	100,784

Additionally, the Company has convertible substantiated debentures with an outstanding balance of $1,500,000 at April 28, 2002.  The convertible debentures have no minimum yearly payments except for interest at a straight-lined rate of 13.2%.  The debentures are due on December 31, 2011.

On April 30, 2002, the Company entered into a new $3,500,000 revolving credit facility with a new bank.  Borrowings under the credit facility bear interest at the bank’s base rate plus 2%.  The new credit facility expires in April 2004.  Subsequent to year end, the term notes under the credit facility in effect at April 28, 2002 were converted into one term note under the new credit facility.  The new term note bears interest at 6.75% which rate is subject to adjustment after each year to the bank’s base rate plus 2% and is payable over four years.

Critical Accounting Policies

The Company considers its accounting policies with respect to the use of estimates, long-lived assets and goodwill, and revenue recognition as the most critical to its results of operations and financial condition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In fiscal 2001 the Company recorded a non-recurring charge of approximately $955,000 which represented the Company’s best estimate of total royalty payments expected to be made pursuant to a litigation settlement agreement.  This estimate was based on projected sales of current and future bistro restaurants, which assumed the number and timing of new bistro restaurants.  The actual royalty payments ultimately required to be paid may vary significantly from the Company’s estimate.  Similarly, the impairment charge taken in fiscal 2001 and discussed below was based upon estimates of future cash flows from certain restaurants which may differ significantly from actual cash flows.

Long-Lived Assets and Goodwill

The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of.

Whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, as appropriate. In fiscal 2001, the Company recorded an impairment charge of $580,000 related to the write-down of certain long-lived assets.  The Company determined that the future cash flows which the Company estimated would be received from three of the Company’s Pizzeria Regina locations would not be sufficient to recover the recorded carrying value of the long-lived assets applicable to those locations.

As of April 28, 2002 the Company had a net carrying amount of goodwill of approximately $454,000.  In the first quarter of fiscal 2003, the Company will evaluate its long-lived assets and goodwill in accordance with new accounting pronouncements which the Company will adopt in the first quarter of fiscal 2003.  (See “New Accounting Pronouncements.”)

Revenue Recognition

Substantially all restaurant sales represent retail sales to the general public through Company-owned restaurants.  Such amounts are recognized as revenue at the point of sale.

Franchise fees resulting from the sale of individual franchise locations are recognized as revenue upon the commencement of franchise operations.  Revenues from the sale of area development rights are recognized proportionately as the franchised restaurants commence operations.  Franchise royalties, which are based on a percentage of franchised restaurants’ sales are recognized when revenue is earned.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.  SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.  It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption.  The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company’s previous business combinations were accounted for using the purchase methods.  All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges.  For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was approximately $454,000 and other intangible assets was $0 as of April 28, 2002.  Amortization expense during fiscal 2002, 2001 and 2000 was approximately $38,000, $38,000 and $38,000 respectively.  The Company will adopt SFAS 141 and SFAS 142 in the first quarter of fiscal 2003.  The Company does not expect the adoption of SFAS 141 and SFAS 142 to impact its future financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,” and APB Opinion No. 30,  “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”  SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003. The Company does not expect the adoption of SFAS No. 144 to impact its financial position and results of operations.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources, cash conservation program, its ability to obtain additional financing, and the timing of the Company’s expansion, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation:  potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.  (See “Item 1. Business - Risk Factors.”)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Except for the Company’s revolving credit facility which has a variable rate of interest the Company believes there is no material exposure to a market risk that could affect future results of operations or financial conditions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

The Company’s Financial Statements, together with the Report of Independent Certified Public Accountants have been included at Item 14 and appear at Pages F-1 through F-30

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERSOF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its 2002 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its 2002 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close if its 2002 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its 2002 fiscal year.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  FINANCIAL STATEMENTS AND SCHEDULES

(1)            Financial Statements listed under Part II, Item 8

(2)            Financial Statement Schedules have been omitted because the required information is not applicable or required, or because the required information is shown either in the Financial Statements or the notes thereto.

(b)           REPORTS ON FORM 8-K

(i)  None

(c)           EXHIBITS

Exhibit Number		Reference Number
3.01	Amended Certificate of Incorporation of the Registrant	G-3.01 *

3.02	Amended By-Laws of the Registrant	A-3 (b*)

4.01	Description of Stock (contained in the Amended Certificate of Incorporation of the Registrant, filed as Exhibit 3.01.)	G-4.01 *

4.02	Form of Certificate evidencing shares of Common Stock	D-4 (b*)

4.16	Form of Option granted to Mr. Chapdelaine and Mr. Polcari in consideration of their guaranties of Boston Restaurant Associates, Inc. obligations under the H.C.B. Corporation leases	F-4.04 *

10.04	Lease dated October 14, 1986 between Polcari Enterprises, Inc., and Costa Fruit & Produce Co., Inc. regarding the Registrant’s commissary located in Charlestown, Massachusetts	A-10 (o*)

10.09	1994 Combination Stock Option Plan**	A-10 (r*)

10.10	Form of Indemnification Agreement with each of the directors and certain officers of the Registrant**	A-10 (bb*)

10.11	Incentive Stock Option Plan**	B-10 (h*)

10.12	1994 Non-Employee Director Stock Option Plan, as amended**	C-10 (h*)

10.26	Employment Contract of George R. Chapdelaine dated July 1, 1999**	H-99.A *

21	Subsidiaries of the Registrant	A-21 *

23	Consent of BDO Seidman, LLP	Filed Herewith

99	Charter of the Audit Committee of Boston Restaurant Associates, Inc., as adopted December 8, 2000	I-99 *

*

In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Management Contract or Compensatory Plan or Arrangement

A	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 33-81068). The number set forth herein is the number of the Exhibit in said registration statement.

B	Incorporated by reference to the Company’s registration statement on Form S-1 (File No. 33-31748). The number set forth herein is the number of the Exhibit in said registration statement.

C	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended April 30, 1991. The number set forth herein is the number of the Exhibit in said annual report.

D	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended April 30, 1994. The number set forth herein is the number of the Exhibit in said annual report.

E	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the period ended January 25, 1998. The number set forth herein is the number of the Exhibit in said quarterly report.

F	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended April 26, 1998. The number set forth herein is the number of the Exhibit in said annual report.

G	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended April 25, 1999. The number set forth herein is the number of the Exhibit in said annual report.

H	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for period ending July 25, 1999. The number set forth herein is the number of the Exhibit in said quarterly report.

I	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for period ending January, 2001. The number set forth herein is the number of the Exhibit in said quarterly report.

(d)                                 FINANCIAL STATEMENT SCHEDULES

The Financial Statement Schedules required by this item, if any, are listed under Item 14(a)(2).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: July 25, 2002	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President

Pursuant to the requirements of  the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	DATE

/s/George R. Chapdelaine	July 25, 2002
George R. Chapdelaine, Chief Executive Officer, President and Director (principal executive officer)

/s/ Fran V. Ross	July 25, 2002
Fran V. Ross, Chief Financial Officer (principal financial officer)

/s/ Hugh Devine	July 25, 2002
Hugh Devine, Director

/s/ Robert Karam	July 25, 2002
Robert Karam, Director

/s/ Roger Lipton	July 25, 2002
Roger Lipton, Director

/s/ John P. Polcari, Jr.	July 25, 2002
John P. Polcari, Jr., Director

/s/ Lucille Salhany	July 25, 2002
Lucille Salhany, Director

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Financial Statements Years Ended April 28, 2002 and April 29, 2001

Boston Restaurant Associates, Inc. and Subsidiaries

Contents

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of

Boston Restaurant Associates, Inc.

We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 28, 2002 and April 29, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 28, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 28, 2002 and April 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts

June 21, 2002

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 28, 2002	April 29, 2001

Assets (Note 4)

Current:
Cash and cash equivalents	$932,806	$333,048
Accounts receivable	123,840	124,312
Inventories (Note 1)	546,688	579,270
Prepaid expenses and other	118,189	39,265

Total current assets	1,721,523	1,075,895

Property and equipment (Notes 8 and 12):
Building	512,500	512,500
Leasehold improvements	6,517,055	6,463,726
Equipment, furniture and fixtures	4,329,675	4,257,568

	11,359,230	11,233,794

Less accumulated depreciation and amortization	5,508,234	4,484,399

Net property and equipment	5,850,996	6,749,395

Other assets, net (Note 2)	1,068,215	1,174,913

	$8,640,734	$9,000,203

See accompanying summary of accounting policies and notes to consolidated financial statements.

	April 28, 2002	April 29, 2001

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$805,719	$1,219,424
Accrued expenses (Note 3)	1,440,237	1,501,744
Current maturities (Notes 4, 5, and 8):
Long-term debt	528,623	543,082
Notes payable - stockholder	5,533	5,259
Obligations under capital leases	364,077	347,842

Total current liabilities	3,144,189	3,617,351

Long-term obligations:
Long-term debt, less current maturities (Note 4)	346,087	868,002
Notes payable - stockholder, less current maturities (Note 5)	100,784	106,318
Obligations under capital leases, less current maturities (Note 8)	449,154	813,235
Deferred rent (Note 8)	376,825	282,359
Subordinated debentures (Notes 6 and 9)	1,500,000	1,500,000
Other long-term liabilities (Note 8)	978,026	958,000

Total liabilities	6,895,065	8,145,265

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity (Notes 6 and 9):
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 25,000,000 shares authorized; issued 7,060,170 shares; outstanding 7,035,170 shares	70,602	70,602
Additional paid-in capital	10,922,636	10,922,636
Accumulated deficit	(9,222,877)	(10,113,608)

	1,770,361	879,630

Less treasury stock, 25,000 shares at cost	(24,692)	(24,692)

Total stockholders’ equity	1,745,669	854,938

	$8,640,734	$9,000,203

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended	April 28, 2002	April 29, 2001	April 30, 2000

Revenues:
Restaurant sales	$23,827,993	$21,609,893	$15,960,743
Franchise fees (Note 8)	26,446	98,014	52,578

Total revenues	23,854,439	21,707,907	16,013,321

Costs and expenses:
Cost of food, beverages and liquor	4,885,952	4,644,810	3,284,015
Other operating expenses	14,293,083	13,052,040	9,471,227
General and administrative	2,132,756	1,837,085	1,719,071
Depreciation and amortization	1,152,860	1,161,628	762,346
Pre-opening costs	—	658,090	453,002
Litigation and settlement costs (Note 8)	—	1,847,487	—
Charge for asset impairment (Note 12)	—	580,000	—

Total costs and expenses	22,464,651	23,781,140	15,689,661

Operating income (loss)	1,389,788	(2,073,233)	323,660

Interest expense, net of interest income of $0, $35,509 and $48,257 in 2002, 2001 and 2000, respectively	(508,072)	(456,842)	(327,164)

Other income, net	9,015	19,771	5,171

Income (loss) before minority interest	890,731	(2,510,304)	1,667

Minority interest in net loss of subsidiary	—	—	63,867

Net income (loss)	$890,731	$(2,510,304)	$65,534

Net income (loss) per share of common stock (Note 11):
Basic and diluted	$.13	$(.36)	$0.01

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock $ .01 Par Value		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance, April 25, 1999	7,060,170	$70,602	$10,922,636	$(7,668,838)	—	$—	$3,324,400

Purchase of treasury stock	—	—	—	—	25,000	(24,692)	(24,692)

Net income for the year	—	—	—	65,534	—	—	65,534

Balance, April 30, 2000	7,060,170	70,602	10,922,636	(7,603,304)	25,000	(24,692)	3,365,242

Net loss for the year	—	—	—	(2,510,304)	—	—	(2,510,304)

Balance, April 29, 2001	7,060,170	70,602	10,922,636	(10,113,608)	25,000	(24,692)	854,938

Net income for the year	—	—	—	890,731	—	—	890,731

Balance, April 28, 2002	7,060,170	$70,602	$10,922,636	$(9,222,877)	25,000	$(24,692)	$1,745,669

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Note 10)

Years ended	April 28, 2002	April 29, 2001	April 30, 2000

Cash flows from operating activities:
Net income (loss)	$890,731	$(2,510,304)	$65,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,152,860	1,161,628	762,346
Litigation settlement	—	955,000	—
Charge for asset impairment	—	580,000	—
Minority interest in net loss of subsidiary	—	—	(63,867)
Changes in operating assets and liabilities:
Accounts receivable	472	(75,036)	(17,155)
Inventories	32,582	(208,598)	(156,015)
Prepaid expenses and other	(78,924)	7,650	4,170
Other assets	(20,024)	(52,450)	(81,013)
Accounts payable	(413,705)	823,087	159,567
Accrued expenses	(61,507)	407,134	381,521
Deferred rent	94,466	133,622	42,224
Other long-term liabilities	20,026	65,000	—

Net cash provided by operating activities	1,616,977	1,286,733	1,097,312

Cash flows from investing activities:
Capital expenditures	(127,739)	(1,944,929)	(2,452,581)
Proceeds from sales of fixed assets	—	—	7,000

Net cash used for investing activities	(127,739)	(1,944,929)	(2,445,581)

Cash flows from financing activities:
Repayments of long-term debt	(536,374)	(456,446)	(262,471)
Repayments of capital lease obligations	(347,846)	(294,702)	(155,601)
Repayments of stockholder loans	(5,260)	(4,994)	(4,738)
Proceeds from issuance of long-term debt	—	800,000	845,000
Minority interest investment in subsidiary	—	—	34,858
Purchase of treasury stock	—	—	(24,692)

Net cash provided by (used for) financing activities	(889,480)	43,858	432,356

Net increase (decrease) in cash and cash equivalents	599,758	(614,338)	(915,913)

Cash and cash equivalents, beginning of year	333,048	947,386	1,863,299

Cash and cash equivalents, end of year	$932,806	$333,048	$947,386

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc. and Subsidiaries

Summary of Accounting Policies

Nature of Business And Basis of Presentation

The Company is engaged in the restaurant business.  As of April 28, 2002 and April 29, 2001, the Company operated twelve pizza restaurants and four casual Italian dining restaurants.  As of April 30, 2000, the Company operated thirteen pizza restaurants and two casual Italian dining restaurants.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year	The Company’s fiscal year ends on the last Sunday in April. Fiscal years 2002 and 2001 included 52 weeks. Fiscal year 2000 included 53 weeks.

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

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.  As of April 28, 2002 and April 29, 2001, cash equivalents were not material.

Financial Instruments

The estimated fair values of the Company’s financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and certain long-term obligations, approximate their carrying values based on their maturity dates and prevailing market interest rates.

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

Franchise Fees

Franchise fees resulting from the sale of individual franchise locations are recognized as revenue upon the commencement of franchise operations.  Revenues from the sale of area development rights are recognized proportionately as the franchised restaurants, subject to the area development agreements, commence operations.  Franchise royalties, which are based on a percentage of franchised restaurants’ sales, are recognized as earned.

Advertising Costs	Advertising costs are expensed when incurred. Advertising expense amounted to approximately $385,000, $243,000 and $177,000 in 2002, 2001 and 2000, respectively.

Pre-Opening Costs	All nonrecurring costs, such as recruiting, training and other initial direct administrative expenses associated with the opening of new restaurant locations, are expensed as incurred.

Taxes on Income

The Company accounts for income taxes under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.”  Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of any tax rate change on deferred taxes is recognized in income in the period that includes the enactment date of the tax rate change.

Stock Options

The Company follows the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on earnings and earnings per share of common stock on a pro forma basis.

Net Income (Loss) Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per Share.”  Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

Long-Lived Assets

The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  In fiscal 2001, the Company recorded an impairment charge related to the write-down of certain long-lived assets (see Note 12).

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, “Business Combinations” (“SFAS No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria.  SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142.  SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.  It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption.  The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

The Company’s previous business combinations were accounted for using the purchase methods.  All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges.  For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was approximately $454,000 and other intangible assets was $0 as of April 28, 2002.  Amortization expense related to goodwill was approximately $38,000, $38,000 and $38,000 for the fiscal years 2002, 2001 and 2000, respectively.  The Company will adopt SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2003.  The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to impact its future financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,” and APB Opinion No. 30,  “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”  SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2003.  The Company does not expect the adoption of SFAS No. 144 to impact its financial position and results of operations.

Boston Restaurant Associates, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Inventories	Inventories consist of the following:

	April 28, 2002		April 29, 2001

	Food, beverages, and liquor	$212,678	$240,201
	Paper goods and supplies	334,010	339,069

	Total	$546,688	$579,270

2. Other Assets	Other assets consist of the following:

		April 28, 2002	April 29, 2001

	Goodwill	$765,133	$765,133
	Deposits and other	254,195	397,913
	Lease acquisition rights	290,700	290,700
	Deferred financing costs	298,007	238,630

		1,608,035	1,692,376

	Less accumulated amortization	539,820	517,463

	Other assets, net	$1,068,215	$1,174,913

3. Accrued Expenses	Accrued expenses consist of the following:

		April 28, 2002	April 29, 2001

	Professional fees	$222,639	$395,804
	Compensation	554,704	332,430
	Interest	170,164	183,796
	Accrued rent	138,306	181,252
	Gift certificates	159,674	154,709
	Other	102,491	151,634
	Taxes other than income taxes	92,259	102,119

	Total	$1,440,237	$1,501,744

4. Revolving Credit Facility and Long-Term Debt

In November 1998, the Company obtained a $2,000,000 revolving credit facility with a bank.  At the Company’s option, borrowings used to repay existing bank debt or to finance construction of new restaurant locations may be in the form of a term loan, payable over a four year period with variable interest rate options.  Borrowings used to fund short-term working capital needs bear interest at the bank’s base lending rate plus 1%.  Such borrowings plus accrued interest are due in full within 30 days of issuance.  There were no short-term working capital borrowings outstanding at April 28, 2002 and April 29, 2001.  The Revolving Credit Facility Agreement requires compliance with various financial covenants including total debt to tangible net worth ratio, debt service ratio and certain earnings ratios.  Outstanding borrowings against this credit facility amounted to $874,710 and $1,411,084 at April 28, 2002 and April 29, 2001, respectively, and consisted of term notes payable as detailed below.  All borrowings under the revolving credit facility are collateralized by substantially all of the Company’s assets.

Long-Term Debt	Long-term debt consists of the following:

		April 28, 2002	April 29, 2001

	Notes payable to a bank bearing interest at 9.68%, representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $12,605 through July 2004.	$306,726	$420,322

	Notes payable to a bank bearing interest at 9.68%, representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $7,563 through July 2004.	184,037	252,194

	Notes payable to a bank bearing interest at 7.84%, representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $12,984 through November 2002.	89,409	231,282

	Notes payable to a bank bearing interest at 8.89%, representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $8,443 through June 2003.	112,956	199,007

	Notes payable to a bank bearing interest at 9.12%, representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $7,607 through August 2003.	115,138	191,216

	Notes payable to a bank bearing interest at 8.89%, representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $4,967 through June 2003.	66,444	117,063

	Total	874,710	1,411,084

	Less current maturities	528,623	543,082

	Long-term debt	$346,087	$868,002

	Maturities of long-term debt are as follows:

	Fiscal year ending	Amount

	2003	$528,623
	2004	283,329
	2005	62,758
	2006	—

	Total	$874,710

Subsequent to year end, on April 30, 2002, the Company entered into a new $3,500,000 revolving credit facility with a new bank.  Borrowings under the new credit facility bear interest at the bank’s base rate plus 2%.  The new credit facility expires in April 2004.  Subsequent to year end, the term notes under the credit facility in effect at April 28, 2002 were converted into one term note under the new credit facility.  The new term note bears interest at 6.75%, which is subject to adjustment after each year to the bank’s base rate plus 2% and is payable over four years.

5. Notes Payable - Stockholder

Notes payable - stockholder consists of two notes, with interest at 7.18% and 8%, payable in aggregate monthly installments of principal and interest of $810, maturing January 2017.  Maturities of notes payable - stockholder are as follows:

	Fiscal year ending	Amount

	2003	$5,533
	2004	5,854
	2005	6,114
	2006	5,005
	2007	6,726
	Thereafter	77,085

	Total	$106,317

6. Subordinated Debentures

Subordinated debentures with an outstanding balance at both April 28, 2002 and April 29, 2001 of $1,500,000 consist of convertible debentures bearing interest at variable rates of 8% through December 31, 1997, 10% through December 31, 1998, 12% through December 31, 1999 and 14% through December 31, 2011, payable semi-annually and convertible into the Company’s common stock at a conversion rate of $1.25 per share.  The Company has recorded interest costs related to these debentures at a straight-lined rate of 13.2%.  The convertible debentures are convertible at the option of the holder, at any time, and automatically convert into shares of common stock at the conversion rate if the average bid price of the Company’s common stock for any sixty consecutive trading days is equal to or greater than $3.00.  The debentures are due on December 31, 2011.

7. Taxes on Income (Loss)	At April 28, 2002, the Company has the following net operating loss carryforwards, subject to review by the Internal Revenue Service, available to offset future federal taxable income:

		Amount	Expiration Dates
	Net operating losses purchased in a 1994 acquisition, whose use is limited.	$1,542,000	2004-2009

	Net operating losses incurred before and after acquisition and available for immediate offset against taxable income.	$4,137,000	2001-2013

Deferred tax assets are comprised of the following:

		April 28, 2002	April 29, 2001

Deferred tax assets:
Net operating loss carryforwards		$2,272,000	$2,565,600
Fixed assets		690,000	608,800
Pre-opening costs		240,800	319,600
Accruals and other reserves		411,700	489,600
Valuation allowance		(3,614,500)	(3,983,600)

Net deferred tax assets		$—	$—

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

A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before taxes on income (loss) is as follows:

	April 28, 2002	April 29, 2001	April 30, 2000

Statutory rate	34.0%	(34.0)%	34.0%

Change in valuation allowance	(34.0)	34.0	(34.0)

Effective tax rate	—%	—%	—%

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

	The following is an analysis of equipment held under capital leases, included in property and equipment in the accompanying consolidated balance sheets:

		April 28, 2002	April 29, 2001

	Equipment	$1,739,896	$1,739,896
	Less accumulated amortization	797,965	442,913

	Net leased property under capital leases	$941,931	$1,296,983

Aggregate minimum rental requirements under capital leases and operating leases as of April 28, 2002, are approximately as follows:

Fiscal year ending	Capital Leases	Operating Leases

2003	$420,507	$2,567,000
2004	240,469	2,546,000
2005	214,701	2,523,000
2006	63,457	1,995,000
2007	—	1,770,000
Thereafter	—	3,742,000

Total minimum lease payments	939,134	$15,143,000

Amount representing interest	(125,903)

Present value of net minimum lease payments	813,231

Less current maturities	364,077

Long-term maturities	$449,154

Deferred rent liabilities of $376,825 and $282,359 as of April 28, 2002 and April 29, 2001, respectively, were recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

Rent expense under all operating leases amounted to approximately $2,790,000, $2,720,000 and $2,191,000 during fiscal 2002, 2001 and 2000, respectively, which included contingent rent of approximately $95,000, $108,000 and $81,000, respectively.

Franchising

In December 1997, the Company formed Boston Restaurant Associates International, Inc. (“BRAII”), a wholly-owned subsidiary, for the purpose of offering Pizzeria Regina and Polcari’s franchise opportunities both domestically and internationally.  During fiscal 2002, the Company recognized $26,446 in franchise fee revenues, $20,000 relating to the opening of a domestic Pizzeria Regina franchise and $6,446 related to royalties.  During fiscal 2001, the Company recognized $98,014 in franchise fee revenues, $35,000 relating to the opening of an international Polcari’s North End franchise, and $63,014 related to royalties.  During fiscal 2000, the Company recognized $52,578 in franchise fee revenues, $20,000 relating to the opening of a domestic Pizzeria Regina franchise, and $32,578 related to royalties.  Royalty revenues related to a franchise controlled by a former Company director were approximately $0, $300 and $67,000 in fiscal 2002, 2001 and 2000, respectively.

International Development Agreement

In January 1998, the Company entered into an International Development Agreement (“Development Agreement”) with Regina International, Ltd (“Regina International”), a corporation controlled by a then Company director, to pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East, and the Pacific Rim.

The Development Agreement, which was for an initial term of five and a half years, required the Company to pay a monthly development fee of $7,000 beginning the month after the first territory fee had been received and for sixty months, provided the Development Agreement had not been earlier terminated.  Pursuant to this agreement, a Polcari’s North End Restaurant opened in Saudi Arabia in September 2000.  The Development Agreement was terminated during fiscal 2001 due to the relocation of Regina International’s Chief Executive Officer.

The Company recorded approximately $57,000 in development fees during fiscal 2001, prior to the termination of the Development Agreement.  For fiscal 2002 and 2000, no development fees or royalties had been earned.

Joint Venture and Development Agreements

In December 1998, the Company formed a joint venture with Italian Ventures, LLC (“Italian Ventures”), a Kentucky corporation controlled by two then Company directors, and entered into a Development Agreement (the “Agreement”) for the purpose of developing domestic casual Italian dining restaurants.  The Company had a 51% equity interest in the joint venture entity, Regina Ventures, LLC (“Regina Ventures”).

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

Under the terms of the settlement agreement, commencing with the month of May 2001 and ending with the month of April 2008, Italian Ventures shall be entitled to receive from the Company, in exchange for any and all ownership interest held by Italian Ventures, a royalty equal to seven tenths of one percent (0.7%) of the monthly gross sales of each Polcari’s Bistro restaurant (as specifically defined therein); provided, however, that Italian Ventures shall not be entitled to receive any additional royalties from the Company once the total of all royalties paid to Italian Ventures by the Company on a cumulative basis during the seven year period equals $1,700,000.

The Company recorded a non-recurring charge of approximately $955,000 in the fourth quarter of fiscal 2001 which is included in litigation and settlement costs in the consolidated statements of operations.  The corresponding settlement liability was recorded on the Company’s balance sheet for $955,000 as of April 29, 2001.  The settlement liability represents the Company’s best estimate of the total royalty payments expected to be made during the seven year settlement period.  This estimate is based on 0.7% of the projected sales of current and future Polcari’s Bistro Restaurants of approximately $1,250,000 discounted to reflect the present value of $955,000.  During fiscal 2002, the Company made royalty payments of approximately $42,000 and recorded interest expense of approximately $57,000 related to the amortization of the discount to present value.  The liability outstanding as of April 28, 2002 was $970,026 of which $892,026 was recorded in other long-term liabilities.  Additionally, legal fees and other costs related to the litigation of approximately $892,000 were recorded during fiscal 2001.

Legal Matters

The Company is involved in various legal matters in the ordinary course of its business.  Each of these other matters is subject to various uncertainties and some of these other matters may be resolved unfavorably to the Company.  Management believes that any liability that may ultimately result from these other matters will not have a material adverse effect on the Company’s financial position.

9. Stockholders’ Equity

Preferred Stock

In September 1998, the Company’s stockholders authorized the Company to issue up to 10,000,000 shares of preferred stock, $.01 par value per share.  The preferred stock may be issued in one or more series.  The terms of the issuances will be determined by the Board of Directors on the dates of the issuances and may include provisions for voting rights, preferences, conversion and redemption rights, and other limitations or restrictions.

Stock Options and Warrants	In July 1994, the Company’s stockholders approved the 1994 Combination Stock Option Plan (the “1994 Combination Plan”) and the 1994 Non-Employee Director Stock Option Plan (the “1994 Director Plan”).

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

Incentive stock options may be granted to holders of more than 10% of the Company’s common stock at an exercise price of at least 110% of the fair market value of the Company’s common stock at the grant date.  The terms of the options granted are to be determined by the committee, but in no event shall the term of any incentive stock option extend beyond three months after the time a participant ceases to be an employee of the Company.  No options may be exercised more than five years after the date of the grant for 10% stockholders, or ten years after the date of grant for all other participants.  A total of 500,000 shares of common stock have been reserved for issuance under the 1994 Combination Plan.

The 1994 Director Plan, as amended, provides for the granting to each eligible non-employee director of the Company options to purchase shares of the Company’s common stock.  Options granted under the 1994 Director Plan are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date, vest over six months and expire ten years from the grant date.  A total of 500,000 shares have been reserved for issuance under the 1994 Director Plan.

Changes in options outstanding under the 1994 Plans, options issued in connection with the guarantees of certain leases and debt by the Company’s President and Treasurer, and options issued under prior plans which have expired are summarized as follows:

	Shares	Weighted- Average Exercise Price

Balance, April 25, 1999	1,130,746	$1.08
Granted	136,500	1.00

Balance, April 30, 2000	1,267,246	1.07
Granted	80,000	0.89
Expired	(411,500)	(0.93)

Balance, April 29, 2001	935,746	1.11
Granted	120,000	0.71
Expired	(193,600)	(0.98)

Balance, April 28, 2002	862,146	$1.08

As of April 28, 2002, options for 840,346 shares were exercisable at prices ranging from $0.62 to $2.38.  As of April 29, 2001, options for 821,066 shares were exercisable at prices ranging from $0.81 to $2.38.  As of April 30, 2000, options for 1,056,646 shares were exercisable at prices ranging from $0.88 to $2.38.

The following tables summarizes stock options outstanding and exercisable at April 28, 2002:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$0.62 - $ 1.17	639,800	6.6	$0.96
1.24 - 1.56	177,346	1.9	1.32
1.88 - 2.38	45,000	4.7	1.93

$0.62 - $ 2.38	862,146	5.5	$1.08

		Options Exercisable
Range of Exercise Prices		Number Exercisable	Weighted- Average Exercise Price
$0.62 - $ 1.17		623,800	$0.96
1.24 - 1.56		171,546	1.31
1.88 - 2.38		45,000	1.93

$0.62 - $ 2.38	840,346		$1.07

At April 28, 2002, warrants outstanding, all of which are exercisable, consist of warrants to purchase 350,000 and 150,000 shares of common stock at an exercise price of $3.00 per share, expiring December 31, 2006 and January 25, 2008, respectively, granted in consideration for brokerage services related to the issuance of convertible subordinated debentures.

The convertible subordinated debentures with an outstanding balance of $1,500,000 as of April 28, 2002 are convertible into common shares at $1.25 per share. Accordingly, 1,200,000 shares have been reserved for conversion of the subordinated debentures.

At April 28, 2002, 2,808,346 shares of common stock were reserved with respect to outstanding options, warrants and convertible debentures.

During fiscal 2002, there were no warrants issued and no warrants expired.

During fiscal 2001, warrants to purchase 50,000 shares of common stock at $2.80 per share expired.  During fiscal 2000, warrants to purchase 210,000 and 1,708,000 shares of common stock at $2.00 and $3.20 per share, respectively, expired. Warrants to purchase 75,000 units (375,000 shares of common stock) at $3.20 per share also expired during fiscal 2000.

The Company accounts for its stock-based compensation plans using the intrinsic value method.  Accordingly, no compensation cost has been recognized for its stock option plans.  Had compensation cost for the Company’s two stock option plans and options issued in connection with the guarantee of certain debt been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

		April 28, 2002	April 29, 2001	April 30, 2000
Net income (loss)	As reported	$890,731	$(2,510,304)	$65,534
	Pro forma	$831,861	$(2,592,922)	$3,532

Basic and diluted
income (loss)	As reported	$0.13	$(0.36)	$0.01
per share	Pro forma	$0.12	$(0.37)	$0.00

In determining the pro forma amounts above, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	April 28, 2002	April 29, 2001	April 30, 2000
Risk free interest rate	4.6 - 5.4%	4.8 - 5.8%	5.9 - 6.5%
Expected dividend yield	—	—	—
Expected lives	9.2 years	9.5 years	9.5 years
Expected volatility	75%	75%	58%
Fair value of options granted	$0.59	$0.71	$0.69

10. Supplemental Cash Flow Information	Cash paid for interest and income taxes as is as follows:
		April 28, 2002	April 29, 2001	April 30, 2000

	Interest	$462,970	$504,124	$348,059
	Income taxes	$—	$—	$—

Noncash investing and financing activities are as follows:

	April 28, 2002	April 29, 2001	April 30, 2000
Capital leases entered into during the year	$—	$774,930	$398,871

11. Net Income (Loss) Per Share of Common Stock

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator (net income or loss) is the same for the basic and diluted computations.

		April 28, 2002	April 29, 2001	April 30, 2000

	Basic shares	7,035,170	7,035,170	7,046,545

	Effect of dilutive securities:
	Options	3,206	—	168

	Diluted shares	7,038,376	7,035,170	7,046,713

The following table summarizes securities that were outstanding as of April 28, 2002 and April 29, 2001, but not included in the calculations of net income (loss) per share because such securities are antidilutive:

		April 28, 2002	April 29, 2001	April 30, 2000

	Options	802,146	935,746	1,120,246
	Warrants	500,000	500,000	550,000
	Convertible debentures	1,200,000	1,200,000	1,200,000

12. Asset Impairment Charge

The Company recorded an impairment charge of $580,000 in the fourth quarter of fiscal 2001 which is included in the consolidated statements of operations related to the write-down of certain long-lived assets.  The Company reviewed the carrying value of its long-lived assets and noted that the expected future cash flows for three of its Pizzeria Regina locations were not sufficient to recover the recorded carrying value of long-lived assets at those locations.  Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and restaurant equipment at those three locations to their estimated fair market value.  The Company currently plans to continue to operate these restaurants for their remaining lease terms.