Form 10-Q
period 2002-07-28
BOSTON RESTAURANT ASSOCIATES INC
filed 2002-09-09
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 28, 2002.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number

0-18369

BOSTON RESTAURANT ASSOCIATES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1162263
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification No.

999 Broadway Saugus - Massachusetts 01906
(Address of Principal Executive Offices)

(781) 231-7575
(Registrant’s Telephone Number Including area code)

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

Indicate the number of shares outstanding of each of the registrant classes of common stock.  As of the latest practical date.  Common stock $0.01 par value 7,048,072 of September 5, 2002.

BOSTON RESTAURANT ASSOCIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 28, 2002	April 28, 2002
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$873,042	$932,806
Accounts receivable	131,231	123,840
Inventories	578,359	546,688
Prepaid expenses and other	104,625	118,189

Total current assets	1,687,257	1,721,523

Property and equipment:
Building	512,500	512,500
Leasehold improvements	6,589,285	6,517,055
Equipment, furniture and fixtures	4,361,679	4,329,675

	11,463,464	11,359,230

Less accumulated depreciation and amortization	5,743,182	5,508,234

Net property and equipment	5,720,282	5,850,996

Other assets	1,082,129	1,068,215

Total assets	$8,489,668	$8,640,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$693,659	$805,719
Accrued expenses	1,358,484	1,440,237
Current maturities:
Notes payable-stockholder	5,580	5,533
Long-term debt	209,945	528,623
Obligations under capital leases	337,845	364,077

Total current liabilities	2,605,513	3,144,189

Long-term obligations:
Notes payable-stockholder, less current maturities	99,834	100,784
Long-term debt, less current maturities	678,766	346,087
Obligations under capital leases, less current maturities	390,084	449,154
Subordinated debentures	1,500,000	1,500,000
Deferred rent	380,614	376,825
Other long-term liabilities	930,028	978,026

Total liabilities	6,584,839	6,895,065

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital	10,922,636	10,922,636
Accumulated deficit	(9,063,717)	(9,222,877)

Total	1,929,521	1,770,361
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity	1,904,829	1,745,669

Total liabilities and stockholders’ equity	$8,489,668	$8,640,734

Accompanying notes are an integral part of these condensed financial statements.

BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Thirteen Weeks Ended
	July 28, 2002	July 29, 2001
	(unaudited)
Revenues:
Restaurant sales	$5,626,541	$5,979,231
Royalties	3,437	6,670

Total revenues	5,629,978	5,985,901

Costs and expenses:
Cost of food, beverages and liquor	1,089,491	1,317,795
Payroll	1,694,692	1,956,153
Other operating expenses	1,703,053	1,747,959
General and administrative	625,561	490,303
Depreciation and amortization	254,190	265,682

Total costs and expenses	5,366,987	5,777,892

Operating income	262,991	208,009

Other income	5,202	2,973
Interest income	615	2,014
Interest expense	(109,648)	(118,854)

Net income	$159,160	$94,142

Income per share-basic	$0.02	$0.01

Income per share-diluted	$0.02	$0.01

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,043,646	7,035,170

Accompanying notes are an integral part of these condensed financial statements.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	July 28, 2002	July 29, 2001

Cash flows provided by operating activities	$116,674	$135,505

Cash flows from investing activities:
Capital expenditures	(104,234)	(15,065)

Cash flows used for investing activities	(104,234)	(15,065)

Cash flows from financing activities:
Repayments of long-term debt	(908,304)	(131,282)
Repayments of capital lease obligations	(85,302)	(107,463)
Repayments of stockholder loans	(903)	(1,291)
Proceeds from long-term debt	922,305	—

Cash flows used for financing activities	(72,204)	(240,036)

Decrease in cash and cash equivalents	(59,764)	(119,596)

Cash and cash equivalents at beginning of period	932,806	333,048

Cash and cash equivalents at end of period	$873,042	$213,452

Accompanying notes are an integral part of these condensed financial statements.

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 28, 2002

(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period ended July 28, 2002 are not necessarily indicative of the results that may be expected for the year ending April 27, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 28, 2002.  The balance sheet at April 28, 2002 has been derived from the audited financial statements at that date.

The accompanying statements of income and cash flows for the fiscal 2003 and fiscal 2002 periods reflect the consolidated operations and cash flow of four casual dining Italian restaurant and twelve Pizzeria Regina restaurants for the entire period.

2.  NET INCOME PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator (net income) is the same for the basic and diluted computations.

	Thirteen weeks ended
	July 28, 2002	July 29, 2001

Basic Shares

7,035,170

7,035,170

Effect of Dilutive Securities:

Options	8,476	—

Diluted Shares

7,043,646

7,035,170

The following table summarizes securities that were outstanding as of July 28, 2002 and July 29, 2001, but not included in the calculation of net income per share because such securities are anti-dilutive:

	Thirteen weeks ended
	July 28, 2002	July 29, 2001
Options	802,146	790,446

Warrants	500,000	500,000

Convertible Debentures	1,200,000	1,200,000

3.  REVOLVING CREDIT FACILITY

On April 30, 2002, the Company entered into a new $3,500,000 revolving credit facility with Commerce Bank and Trust.  Borrowings under the credit facility bear interest at the bank’s base rate plus 2%.  The new credit facility expires in April 2004.  Subsequent to year end, the term notes under the credit facility in effect at April 28, 2002 were converted into one term note under the new credit facility.  The new term note bears interest at 6.75% which rate is subject to adjustment after each year to the bank’s base rate plus 2% and is payable over four years.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company’s restaurant sales decreased 5.9% in the first quarter of fiscal 2003.  Restaurant sales in the most recent quarter were $5,627,000 compared to sales of $5,979,000 in the first quarter of fiscal 2002.  The company’s management believes the decrease in revenue is primarily attributable to the unusually hot weather in New England during July and a continuing economic slow down in the Northeast.  The net income for the first quarter of fiscal 2003 was $159,000 compared to $94,000 for the same quarter of fiscal 2002.  The increase in profit is the result of improved cost controls in the restaurants.

Thirteen Weeks Ended July 28, 2002 as Compared to Thirteen Weeks ended July 29, 2001 Restaurant Sales.

Restaurant sales in the most recent quarter were $5,627,000, compared to restaurant sales in the prior year’s period of $5,979,000.  The decrease in restaurant sales in the fiscal 2003 period compared to the fiscal 2002 period was attributable to the unusually hot weather in New England  in July and a continuing economic slow down in the Northeast.

Sales for the restaurants open throughout both fiscal 2003 and 2002 periods decreased by approximately 5.9%.  Net sales at the Company’s Pizzeria Regina restaurants decreased to $2,859,000 in the current period from $2,889,000 in the prior year’s period.  The decrease in restaurant sales was principally due to the unusually hot weather conditions in New England in July and a continuing economic slow down in the Northeast.

Net sales at the Company’s full service casual dining restaurants decreased to $2,762,000 in the current period from $3,087,000 in the prior year’s period.  This decrease was primarily attributable to the unusually hot weather in New England during this fiscal period in July and a continuing economic slow down in the Northeast.

Net sales at the Company’s commissary were $6,000 in the current period compared to $3,000 in the prior year’s period.

Royalties

During the current year period, the Company recognized $3,000 in royalties from a domestic Pizzeria Regina franchise opened at the Palms Casino Resort in Las Vegas, Nevada, compared to $7,000 in royalties in the prior year’s period from its international Polcari’s North End franchise which has subsequently ceased operation due to international events.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of total revenues were 19% in the current period, as compared to 22% in the prior year’s period.  The decrease as a percentage of total revenues was primarily attributable to improved cost control systems and lower cheese costs.

The cost of food, beverage and liquor was $1,089,000 in the current period compared to $1,318,000 in the prior year’s period. The dollar decrease was due in part to the reduction in revenues for the first quarter of fiscal 2003 and in part improved cost control systems.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 15% and 17% in the fiscal 2003 and 2002 periods, respectively.  The decrease in the cost of food, beverage and liquor as a percentage of restaurant sales was principally due to lower cheese costs and improved cost control systems.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $430,000 in the current period compared to $482,000 in the prior year’s period.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 24% in the current period and 27% in the prior year’s period.  The decrease in the cost of food, beverage and liquor as a percentage of restaurant sales was due to improved cost control systems at the restaurants.

The cost of food, beverage and liquor, at the Company’s full service casual dining restaurants, was $659,000 in the current period compared to $836,000 in the prior year’s period.  The dollar decrease was primarily due to the reduction in revenue and improved cost control systems.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were 30% of total revenues in the current period compared to 33% of total revenues in the prior year’s period.  The decrease in payroll expenses as a percentage of total revenues was attributable to improved labor efficiency and to the reallocation of operational supervisors to general and administration overhead.

Payroll expenses were $1,695,000 in the current period compared to $1,956,000 in the prior year’s period.  The dollar decrease in payroll expenses was primarily due to a reduction in revenue, improved labor efficiency and to the reclassification of operational supervisors to general and administrative overhead.  If the operation supervisors had not been reallocated, the current payroll expenses would have been $1,753,000 in the current period compared to $1,956,000 in the prior year’s period.

Payroll expenses at the Pizzeria Regina restaurants were 26% of restaurant sales in both fiscal periods.

Payroll expenses of the Pizzeria Regina restaurants were $730,000 in the current period compared to $757,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in manhours reflecting lower revenues.

Payroll expenses at the Company’s full service casual dining restaurants decreased to 32% of restaurant sales in the current period from 36% of sales in the prior year’s period.  The decrease was primarily attributable to improved labor efficiency.

Payroll expenses at the Company’s full service casual dining restaurants were $874,000 in the current period compared to $1,101,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in revenue and to improved labor efficiency.

Payroll expenses at the Company’s Commissary were $91,000 for the fiscal 2003 period as compared to $98,000 in the fiscal 2002 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 30% of total revenues in the current period, compared to 29% of total revenues in the prior year’s period.  The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the reduction in revenue.

Other operating expenses, exclusive of payroll were $1,703,000 in the current period compared to $1,748,000 in the prior year’s period.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 33% of total revenues in both fiscal periods.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants decreased to $956,000 in the current period from $961,000 in the prior year’s period.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 26% of net sales in the current period from 25% of net sales in the prior year’s period.  The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the reduction in revenue.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants decreased to $723,000 in the current period from $764,000 in the prior year’s period. The decrease was primarily attributable to improved labor cost controls and a reduction in revenue.  Other operating expenses also include commissary expenses, which was $24,000 in the current period, as compared to $23,000 in the prior year’s period.

General and Administrative Expenses.

General and administrative expenses were 11% of total revenues in the current period, compared to 8% of total revenues in the prior year’s period.

General and administrative expenses were $626,000 in the current period, compared to $490,000 in the prior year’s period.  This dollar increase was primarily attributable to the reallocation of operational supervisors to general and administrative and employee incentives.  If the operational supervisors had not been reallocated, the general and administrative expenses would have been $568,000 in the current period compared to $490,000 in the prior year’s period.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was 5% of total revenues in the current period, compared to 4% of total revenues in the prior year’s period.

Depreciation and amortization expense was $254,000 in the current period, compared to $266,000 in the prior year’s period.  The dollar decrease was principally due to various assets attaining full depreciation.

Interest Expense and Interest Income.

Interest expense was $110,000 in the current period as compared to $119,000 in the prior year’s period. This decrease was primarily due to a decrease in interest expense under the Company’s credit facility.

Interest income was $1,000 in the current period, as compared to $2,000 in the prior year’s period.

Liquidity and Capital Resources.

At July 28, 2002, the Company had negative net working capital of $918,000 and cash and cash equivalents of approximately $873,000.

During the thirteen weeks ended July 28, 2002, the Company had a net decrease in cash and cash equivalents of  $60,000 reflecting net cash provided by operating activities of $117,000, net cash used for investing activities of $104,000 and net cash used for financing activities of $72,000.

Net cash provided by operating activities included net income of $159,000, a decrease in prepaid expenses of $14,000, an increase in deferred rent of $4,000 and depreciation and amortization expense of $254,000, partially offset by a reduction in accrued expenses of $82,000, an increase in accounts receivables of $7,000, an increase in inventories of $32,000, an increase in other assets of $33,000, a decrease in other long-term liabilities of $48,000, and a reduction in accounts payable of $112,000.  Net cash used for investing activities reflects costs associated with leasehold improvements and with the purchase of equipment for the restaurants.  Net cash used for financing activities of $72,000 consisted of net repayments of long-term debt, lease obligations and stockholder loans offset by proceeds from Commerce Bank and Trust as discussed below.

On April 30, 2002, the Company entered into a new $3,500,000 revolving credit facility with Commerce Bank and Trust to replace its prior facility.  Borrowings under the new credit facility bear interest at the bank’s base rate plus 2%.  The new credit facility expires in April 2004.   The term notes under the Company’s prior credit facility were converted into a single term note under the new credit facility.  The new term note bears interest at 6.75%, which rate is subject to adjustment after each year to the bank’s base rate plus 2% and is payable over four years.

At July 28, 2002, the Company had current liabilities of $2,606,000, including $694,000 of accounts payable, $1,359,000 of accrued liabilities and current maturities of long term obligations in the amount of $553,000.  At July 28, 2002, the Company had long-term obligations, less current maturities, in the amount of $3,979,000, including $679,000 due under its credit facility with Commerce Bank and Trust, $100,000 of notes payable to a stockholder, $390,000 due under capital lease obligations, $1,500,000 of convertible subordinated debentures, $380,000 of deferred rent, and $930,000 of other long-term liabilities.

The Company believes that its existing resources, cash flow from operations, and implementations of contemplated cash measures will be sufficient to allow it to meet its obligations over the next twelve months.  The Company may pursue additional debt or equity financing if the Board of Directors determines this to be necessary or appropriate.  However, there is no guarantee that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain additional financing at all.

Critical Accounting Policies

The Company considers its accounting policies with respect to the use of estimates, goodwill, and revenue recognition as the most critical to its results of operations and financial condition.

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

Goodwill

As of July 28, 2002 the Company had a net carrying amount of goodwill of approximately $454,000. The Company has evaluated its long-lived assets and goodwill in accordance with new accounting pronouncements.

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

New Accounting Pronouncements

The Company’s previous business combinations were accounted for using the purchase methods.  All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges.  For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was approximately $454,000 and other intangible assets was $0 as of July 28, 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,” and APB Opinion No. 30,  “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”  SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources,  its ability to obtain additional financing, and the timing of any future expansion, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation:  potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Exposure

Management believes based on the Company’s overall interest exposure at July 28,2002, including all interest rate-sensitive instruments, a near-term change in interest rates based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

Food Commodity Price Exposure

The Company has potential exposure to changes in food commodity prices including block cheese prices.  Management believes that projected near term changes in food commodity prices will not have a material impact on the Company’s consolidated financial condition and results of operations.

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

ITEM 2. Changes in Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits and Reports On Form 8-K.

(a)                                  Exhibits.

(i)                                     Loan Agreement between Boston Restaurant Associates, Inc. & Commerce Bank and Trust Company

(ii)                                  Note between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company

(iii)                               Security Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company

(b)                                 Reports On Form 8-K.

April 30, 2002 – Boston Restaurant Associates, Inc. entered into a New Revolving Credit Facility.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: September 6, 2002	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and Chief Executive Officer

I, George R. Chapdelaine, certify that:

1.               I have reviewed this report on Form 10-Q of Boston Restaurant Associates, Inc.;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial information included in this report, and the financial statements on which the financial information is based, fairly present in all material respects the financial condition, results of operations, changes in net assets, and cash flows (if the financial statements are required to include a statement of cash flows) of the registrant as of, and for, the periods presented in this report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in rule 30a-2(c) under the Investment Company Act) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c)           presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 6, 2002	/s/ George R. Chapdelaine
George R. Chapdelaine, President and Chief Executive Officer

I, Fran Ross, certify that:

1.               I have reviewed this report on Form 10-Q of Boston Restaurant Associates, Inc.;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial information included in this report, and the financial statements on which the financial information is based, fairly present in all material respects the financial condition, results of operations, changes in net assets, and cash flows (if the financial statements are required to include a statement of cash flows) of the registrant as of, and for, the periods presented in this report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in rule 30a-2(c) under the Investment Company Act) for the registrant and have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date  within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c)           presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 6, 2002	/s/ Fran Ross
Fran Ross, Chief Financial Officer