Form 10-Q
period 2002-10-27
BOSTON RESTAURANT ASSOCIATES INC
filed 2002-12-03
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 27, 2002.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission File Number 0-18369

BOSTON RESTAURANT ASSOCIATES, INC.
(The exact name of registrant as specified in its charter)

Delaware	61-1162263
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Broadway Saugus, Massachusetts 01906
(Address of principal executive offices)

(781) 231-7575
(Registrant’s telephone number, Including area code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).  Yes   ☐   No   ☒

As of December 2, 2002, there were 7,035,170 shares of the issuer’s Common Stock, par value $.01 per share, outstanding.

BOSTON RESTAURANT ASSOCIATES, INC.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 27, 2002	April 28, 2002
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$1,019,705	$932,806
Accounts receivable	123,567	123,840
Inventories	568,414	546,688
Prepaid expenses and other	125,864	118,189

Total current assets	1,837,550	1,721,523

Property and equipment:
Building	512,500	512,500
Leasehold improvements	6,600,528	6,517,055
Equipment, furniture and fixtures	4,412,058	4,329,675

	11,525,086	11,359,230

Less accumulated depreciation and amortization	5,982,007	5,508,234

Net property and equipment	5,543,079	5,850,996

Other assets	1,048,712	1,068,215

Total assets	$8,429,341	$8,640,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$517,577	$805,719
Accrued expenses	1,337,673	1,440,237
Current maturities:
Notes payable-stockholder	5,674	5,533
Long-term debt	213,587	528,623
Obligations under capital leases	299,606	364,077

Total current liabilities	2,374,117	3,144,189

Long-term obligations:
Notes payable-stockholder, less current maturities	97,911	100,784
Long-term debt, less current maturities	624,091	346,087
Obligations under capital leases, less current maturities	340,287	449,154
Subordinated debentures	1,500,000	1,500,000
Deferred rent	382,750	376,825
Other long-term liabilities	921,098	978,026

Total liabilities	6,240,254	6,895,065

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	0	0
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital	10,922,636	10,922,636
Accumulated deficit	(8,779,459)	(9,222,877)

Total	2,213,779	1,770,361
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity	2,189,087	1,745,669

Total liabilities and stockholders’ equity	$8,429,341	$8,640,734

The accompanying notes are an integral part of these financial statements

BOSTON RESTAURANTS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001

Revenues:
Restaurant sales	$5,750,002	$5,984,620	$11,376,543	$11,963,851
Royalties	3,723	5,431	7,160	12,101

Total revenues	5,753,725	5,990,051	11,383,703	11,975,952

Costs and expenses:
Cost of food, beverages and liquor	1,110,854	1,275,041	2,200,345	2,592,836
Payroll	1,721,012	1,834,485	3,415,704	3,790,638
Other operating expenses	1,659,164	1,726,711	3,362,217	3,474,670
General and administrative	609,749	465,227	1,235,310	955,530
Depreciation and amortization	265,159	261,473	519,349	527,155

Total costs and expenses	5,365,938	5,562,937	10,732,925	11,340,829

Operating income	387,787	427,114	650,778	635,123

Other income	1,105	1,550	6,307	4,523
Interest income	780	244	1,395	2,258
Interest expense	(105,414)	(144,074)	(215,062)	(262,928)

Net income	$284,258	$284,834	$443,418	$378,976

Income per share-basic	$0.04	$0.04	$0.06	$0.05

Income per share-diluted	$0.04	$0.04	$0.06	$0.05

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,041,358	7,035,170	7,042,553	7,038,806

The accompanying notes are an integral part of these financial statements

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-six Weeks Ended
	October 27, 2002	October 28, 2001

Cash flows provided by operating activities	$465,857	$543,287

Cash flows from investing activities:
Capital expenditures	(165,856)	(49,696)

Cash flows used for investing activities	(165,856)	(49,696)

Cash flows from financing activities:
Repayments of long-term debt	(959,337)	(265,511)
Repayments of capital lease obligations	(173,338)	(185,087)
Repayments of stockholder loans	(2,732)	(2,597)
Proceeds from long-term debt	922,305	0

Cash flows used for financing activities	(213,102)	(453,195)

Increase in cash and cash equivalents	86,899	40,396

Cash and cash equivalents at beginning of period	932,806	333,048

Cash and cash equivalents at end of period	$1,019,705	$373,444

The accompanying notes are an integral part of these financial statements

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 27, 2002

(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period, and twenty-six week period, ended October 27, 2002 are not necessarily indicative of the results that may be expected for the year ending April 27, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 28, 2002.  The balance sheet at April 28, 2002 has been derived from the audited financial statements at that date.

The accompanying statements of income and cash flows for the fiscal 2003 and fiscal 2002 periods reflect the consolidated operations and cash flow of four casual dining Italian restaurants and twelve Pizzeria Regina restaurants for the entire period.

NET INCOME PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator (net income) is the same for the basic and diluted computations.

	Thirteen weeks ended		Twenty-six weeks ended
	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001

Basic Shares

7,035,170

7,035,170

7,035,170

7,035,170

Effect of Dilutive Securities:

Options	6,188	0	7,383	3,636

Diluted Shares

7,041,358

7,035,170

7,042,553

7,038,806

The following table summarizes securities that were outstanding as of October 27, 2002 and October 28, 2001, but not included in the calculation of net income per share because such securities are anti-dilutive:

	Thirteen weeks ended		Twenty-six weeks ended
	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001

Options

792,146

809,646

792,146

749,646

Warrants	500,000	500,000	500,000	500,000

Convertible Debentures	1,200,000	1,200,000	1,200,000	1,200,000

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company’s net income for the second quarter of fiscal 2003 was $284,000 as compared to $285,000 for the same quarter of fiscal 2002.  While the economic conditions in the Northeast led to a decline in revenues to $5,750,000 in the second quarter of 2003 as compared to $5,985,000 in the same quarter of 2002, the Company was able to improve margins and maintain its net income due to improved operating controls.

Thirteen Weeks Ended October 27, 2002 as Compared to Thirteen Weeks ended October 28, 2001

Restaurant Sales.

Restaurant sales in the most recent quarter were $5,750,000, compared to restaurant sales in the prior year’s period of $5,985,000. Sales for the restaurants open throughout both fiscal 2003 and 2002 periods decreased by approximately 3.9%.  The company believes that the decrease in restaurant sales in the fiscal 2003 period compared to the fiscal 2002 period was attributable to a continuing economic slow down in the Northeast.

Net sales at the Company’s Pizzeria Regina restaurants decreased by 1.5% to $2,912,000 in the current period from $2,954,000 in the prior year’s period. Net sales at the Company’s full service casual dining restaurants decreased by 6.4% to $2,833,000 in the current period from $3,024,000 in the prior year’s period.  The Company believes this decrease was primarily attributable to a continuing economic slow down in the Northeast which had a greater effect on the full service restaurants than on the fast food operations.

Net sales at the Company’s commissary were $5,000 in the current period compared to $7,000 in the prior year’s period.

Royalties

During the current year period, the Company recognized $4,000 in royalties from a domestic Pizzeria Regina franchise opened at the Palms Casino Resort in Las Vegas, Nevada, compared to $5,000 in royalties in the prior year’s period from its Polcari’s North End franchise in Saudi Arabia which has subsequently ceased operation due to international events.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of total revenues was 19% in the current period, as compared to 21% in the prior year’s period.  The decrease as a percentage of total revenues was primarily attributable to improved cost control systems and lower cheese costs.

The cost of food, beverage and liquor was $1,111,000 in the current period compared to $1,275,000 in the prior year’s period.  The dollar decrease was due in part to the reduction in the amount of product sold for the second quarter of fiscal 2003 and in part to improved cost control systems.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 15% and 17% in the fiscal 2003 and 2002 periods, respectively.  The decrease in the cost of food, beverage and liquor as a percentage of restaurant sales was principally due to lower cheese costs and improved cost control systems.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $444,000 in the current period compared to $490,000 in the prior year’s period.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 24% in the current period and 26% in the prior year’s period.  This decrease as a percentage of restaurant sales was primarily due to improved cost controls at the restaurants.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants, was $667,000 in the current period compared to $785,000 in the prior year’s period.  The dollar decrease was primarily due to the amount of product sold and improved cost control systems.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were 30% of total revenues in the current period compared to 31% of total revenues in the prior year’s period.  The decrease in payroll expenses as a percentage of total revenues was attributable to improved labor efficiency and to the reallocation of operational supervisors to general and administration overhead.

Payroll expenses were $1,721,000 in the current period compared to $1,834,000 in the prior year’s period.  The dollar decrease in payroll expenses was primarily due to a reduction in hours worked as a result of diminished sales, improved labor efficiency and to the reclassification of operational supervisors to general and administrative overhead.  If the operation supervisors had not been reallocated, the current payroll expenses would have been $1,785,000 in the current period compared to $1,834,000 in the prior year’s period.

Payroll expenses at the Pizzeria Regina restaurants were 25% of restaurant sales in both fiscal periods.

Payroll expenses of the Pizzeria Regina restaurants were $718,000 in the current period compared to $748,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in man-hours as a result of diminshed sales.

Payroll expenses at the Company’s full service casual dining restaurants decreased to 32% of restaurant sales in the current period from 33% of sales in the prior year’s period.  The decrease was primarily attributable to improved labor efficiency.

Payroll expenses at the Company’s full service casual dining restaurants were $907,000 in the current period compared to $995,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in man-hours due to diminished sales and to improved labor efficiency.

Payroll expenses at the Company’s Commissary were $96,000 for the fiscal 2003 period as compared to $91,000 in the fiscal 2002 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 29% of total revenues in both the fiscal 2003 and fiscal 2002 periods.

Other operating expenses, exclusive of payroll, were $1,659,000 in the current period compared to $1,727,000 in the prior year’s period, primarily due to a reduction in cost as a result of diminished sales.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 33% of restaurant sales in the current period, compared to 32% of restaurant sales in the prior year’s period.  The increase in operating expenses, exclusive of payroll, as a percentage of restaurant sales is a reflection of the reduced revenue base.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants decreased to $948,000 in the current period from $957,000 in the prior year’s period.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants decreased to 24% of restaurant sales in the current period from 25% of restaurant sales in the prior year’s period.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants decreased to $683,000 in the current period from $743,000 in the prior year’s period. The dollar decrease was primarily attributable to diminishing sales.  Other operating expenses also include commissary expenses, which were $28,000 in the current period, as compared to $25,000 in the prior year’s period.  Other operating expenses also included franchise costs of $2,000 in the prior year’s period.

General and Administrative Expenses.

General and administrative expenses were 11% of total revenues in the current period, compared to 8% of total revenues in the prior year’s period.

General and administrative expenses were $610,000 in the current period, compared to $465,000 in the prior year’s period.  Both the percentage and dollar increase was attributable to an increase in insurance premiums and to the reallocation of operational supervisors to general and administrative and employee incentives.  If the operational supervisors had not been reallocated, the general and administrative expenses would have been $546,000 in the current period compared to $465,000 in the prior year’s period.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was 5% of total revenues in the current period, as compared to 4% of total revenues in the prior year’s period.  The increase in depreciation and amortization expense as a percentage of total revenues was primarily a reflection of the reduced revenue base.

Depreciation and amortization expense was $265,000 in the current period, compared to $261,000 in the prior year’s period.

Interest Expense and Interest Income.

Interest expense was $105,000 in the current period as compared to $144,000 in the prior year’s period.  This decrease was primarily due to a decrease in interest expenses under the Company’s credit facility.

Interest income was $1,000 in the current period, as compared to $200 in the prior year’s period.

Income Taxes.

There is no provision for Federal or State Income taxes due to the availability of net operating loss carry forwards.

Twenty-six Weeks Ended October 27, 2002 as Compared to Twenty-six Weeks ended October 28, 2001

Restaurant Sales.

Restaurant sales in the current period were $11,377,000, compared to restaurant sales in the prior year’s period of $11,964,000. Sales for the restaurants open throughout both fiscal 2003 and 2002 periods decreased by approximately 4.9%.  The Company believes the decrease in restaurant sales in the fiscal 2003 period compared to the fiscal 2002 period was attributable to a continuing economic slow down in the Northeast. Net sales at the Company’s Pizzeria Regina restaurants decreased to $5,771,000 in the current period from $5,843,000 in the prior year’s period.  The decrease in restaurant sales was principally due to a continuing economic slow down in the Northeast.

Net sales at the Company’s full service casual dining restaurants decreased to $5,596,000 in the current period from $6,111,000 in the prior year’s period.  This decrease was primarily attributable to a continuing economic slow down in the Northeast.

Net sales at the Company’s commissary were $10,000 in both fiscal periods.

Royalties

During the current year period, the Company recognized $7,000 in royalties from a domestic Pizzeria Regina franchise opened at the Palms Casino Resort in Las Vegas, Nevada, compared to $12,000 in royalties in the prior year’s period from its international Polcari’s North End franchise which has subsequently ceased operation due to international events.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of total revenues was 19% in the current period, as compared to 22% in the prior year’s period.  The decrease as a percentage of total revenues was primarily attributable to improved cost control systems and lower cheese costs.

The cost of food, beverage and liquor was $2,200,000 in the current period compared to $2,593,000 in the prior year’s period.  The dollar decrease was due in part to the diminished sales and in part to improved cost control systems.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 15% and 17% in the fiscal 2003 and 2002 periods, respectively.  The decrease in the cost of food, beverage and liquor as a percentage of restaurant sales was principally due to lower cheese costs and improved cost control systems.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $881,000 in the current period compared to $972,000 in the prior year’s period.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 24% in the current period and 27% in the prior year’s period.

This decrease as a percentage of restaurant sales was primarily due to improved cost controls at the restaurants.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $1,319,000 in the current period compared to $1,621,000 in the prior year’s period.  The dollar decrease was primarily due to the diminished sales and improved cost control systems.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were 30% of total revenues in the current period compared to 32% of total revenues in the prior year’s period.  The decrease in payroll expenses as a percentage of total revenues was attributable to improved labor efficiency and to the reallocation of operational supervisors to general and administration overhead.

Payroll expenses were $3,416,000 in the current period compared to $3,791,000 in the prior year’s period.  The dollar decrease in payroll expenses was primarily due to a reduction in man-hours worked as a result of diminished sales, improved labor efficiency and to the reclassification of operational supervisors to general and administrative overhead.  If the operation supervisors had not been reallocated, the current payroll expenses would have been $3,538,000 in the current period compared to $3,791,000 in the prior year’s period.

Payroll expenses at the Pizzeria Regina restaurants were 25% of restaurant sales in the current period compared to 26% of restaurant sales in the prior year’s period.

Payroll expenses of the Pizzeria Regina restaurants were $1,448,000 in the current period compared to $1,505,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in man-hours worked as a result of diminished sales.

Payroll expenses at the Company’s full service casual dining restaurants decreased to 32% of restaurant sales in the current period from 34% of restaurant sales in the prior year’s period.  The decrease was primarily attributable to improved labor efficiency.

Payroll expenses at the Company’s full service casual dining restaurants were $1,781,000 in the current period compared to $2,096,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in man-hours worked a result of diminished sales and to improved labor efficiency.

Payroll expenses at the Company’s Commissary were $187,000 for the fiscal 2003 period as compared to $190,000 in the fiscal 2002 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 30% of total revenues in the current period, compared to 29% of total revenues in the prior year’s period.  The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the reduction in revenue.

Other operating expenses, exclusive of payroll were $3,362,000 in the current period compared to $3,475,000 in the prior year’s period.  This dollar decrease was primarily due to diminished sales.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 33% of restaurant sales in both the fiscal 2003 and fiscal 2002 periods.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants decreased to $1,905,000 in the current period from $1,918,000 in the prior year’s period.  This dollar decrease was primarily due to the reduction in revenue.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants were 25% of restaurant sales in both the fiscal 2003 and fiscal 2002 periods.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants decreased to $1,406,000 in the current period from $1,507,000 in the prior year’s period. The decrease was primarily attributable to improved labor cost controls and a reduction in revenue.  Other operating expenses also include commissary expenses, which were $51,000 in the current period, as compared to $50,000 in the prior year’s period.

General and Administrative Expenses.

General and administrative expenses were 11% of total revenues in the current period, compared to 8% of total revenues in the prior year’s period.

General and administrative expenses were $1,235,000 in the current period, as compared to $956,000 in the prior year’s period.  Both the dollar percentage and increase was primarily attributable to an increase in insurance premiums and to employee incentives and to the reallocation of operational supervisors to general and administrative.  If the operational supervisors had not been reallocated, the general and administrative expenses would have been $1,113,000 in the current period compared to $956,000 in the prior year’s period.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was 5% of total revenues in the current period, compared to 4% of total revenues in the prior year’s period.  The increase in depreciation and amortization expense as a percentage of total revenues was primarily due to the reduction in revenue.

Depreciation and amortization expense was $519,000 in the current period, compared to $527,000 in the prior year’s period.

Interest Expense and Interest Income.

Interest expense was $215,000 in the current period as compared to $263,000 in the prior year’s period.  This decrease was primarily due to a decrease in interest expense under the Company’s credit facility.

Interest income was $1,000 in the current period, as compared to $2,000 in the prior year’s period.

Income Taxes.

There is no provision for Federal or State Income taxes due to the availability of net operating loss carry forwards.

Liquidity and Capital Resources.

At October 27, 2002, the Company had negative net working capital of $537,000, and cash and cash equivalents of approximately $1,020,000.

During the twenty-six weeks ended October 27, 2002, the Company had a net increase in cash and cash equivalents of  $87,000, reflecting net cash provided by operating activities of $466,000, net cash used for investing activities of $166,000 and net cash used for financing activities of $213,000.

Net cash provided by operating activities included net income of $443,000, an increase in deferred rent of $6,000, and depreciation and amortization expense of $519,000, partially offset by a reduction in accrued expenses of $103,000, an increase in inventories of $22,000, an increase in prepaid expenses of $8,000, an increase in other assets of $25,000, a reduction in other long-term liabilities of $56,000, and a reduction in accounts payable of $288,000.  Net cash used for investing activities reflects costs associated with the purchase of equipment for the restaurants.  Net cash used for financing activities of $213,000 consisted of net repayments of long-term debt, lease obligations and stockholder loans offset by proceeds from Commerce Bank and Trust as discussed below.

On April 30, 2002, the Company entered into a new $3,500,000 revolving credit facility with Commerce Bank and Trust to replace its prior facility.  Borrowings under the new credit facility bear interest at the bank’s base rate plus 2%.  The new credit facility expires in April 2004.  The term notes under the Company’s prior credit facility were converted into a single term note under the new credit facility.  The new term note bears interest at 6.75%, which rate is subject to adjustment after each year at the bank’s base rate plus 2% and is payable over four years.  Currently the Company has accessed approximately $835,000 of the credit facility.

At October 27, 2002, the Company had current liabilities of $2,374,000, including $517,000 of accounts payable, $1,338,000 of accrued expenses and current maturities of long term obligations in the amount of $519,000.  At October 27, 2002, the Company had long-term obligations, less current maturities, in the amount of $3,866,000, including $624,000 due under its credit facility with Commerce Bank & Trust Company, $98,000 of notes payable to a stockholder, $340,000 due under the capital lease obligations, $1,500,000 of convertible subordinated debentures, $383,000 of deferred rent, and $921,000 of other long-term liabilities primarily related to the litigation settlement agreement with Italian Ventures, LLC.

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

New Accounting Pronouncements

The Company’s previous business combinations were accounted for using the purchase methods.  All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges.  As of October 27, 2002 for purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was approximately $454,000 and there were no other intangible assets.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Exposure

Management believes based on the Company’s overall interest exposure at October 27, 2002, including all interest rate-sensitive instruments, a near-term change in interest rates based on historical interest rate movements would not materially affect the consolidated results of operations or financial position.

Food Commodity Price Exposure

The Company has potential exposure to changes in food commodity prices including block cheese prices.  Management believes that projected near term changes in food commodity prices will not have a material impact on the Company’s consolidated financial condition and results of operations.

Item 4.    Controls and Procedures

Within the 90-day period prior to the date of this report, the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-14), which have been designed to ensure that material information related to the Company is timely disclosed.  Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

Since the last evaluation of the Company’s internal controls and procedures for financial reporting, the Company has made no significant changes in those internal controls and procedures or in other factors that could significantly affect the Company’s internal controls and procedures for financial reporting.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

A proposal to approve the 2002 Combination Stock Option and Share Award Plan was ratified by a vote of the majority of security holders.

ITEM 5. Other Information.

ITEM 6. Exhibits and Reports On Form 8-K.

(a)                                  Exhibits.

Exhibit 99:   906 Certification

(b)                                 Reports On Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: December 2, 2002	By:	/s/ George R. Chapdelaine
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

Date: December 2, 2002	/s/ George R. Chapdelaine
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

Date: December 2, 2002	/s/ Fran Ross
Fran Ross, Chief Financial Officer