Form 10-Q
period 2003-01-26
BOSTON RESTAURANT ASSOCIATES INC
filed 2003-03-07
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 26, 2003.

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
(Address of principal executive offices

(781) 231-7575
(Registrant’s telephone number, Including area code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  -  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).  Yes ☐  -  No  ☒

As of February 27, 2003, there were 7,035,170 shares of the issuer’s Common Stock, par value $.01 per share, outstanding.

BOSTON RESTAURANT ASSOCIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 26, 2003	April 28, 2002
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$1,206,063	$932,806
Accounts receivable	109,188	123,840
Inventories	562,781	546,688
Prepaid expenses and other	171,804	118,189

Total current assets	2,049,836	1,721,523

Property and equipment:
Building	512,500	512,500
Leasehold improvements	6,622,541	6,517,055
Equipment, furniture and fixtures	4,440,302	4,329,675

	11,575,343	11,359,230

Less accumulated depreciation and amortization	6,219,331	5,508,234

Net property and equipment	5,356,012	5,850,996

Goodwill	453,643	453,643

Other assets	574,061	614,572

Total assets	$8,433,552	$8,640,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$453,156	$805,719
Accrued expenses	1,397,339	1,440,237
Current maturities:
Notes payable-stockholder	5,766	5,533
Long-term debt	217,252	528,623
Obligations under capital leases	251,312	364,077

Total current liabilities	2,324,825	3,144,189

Long-term obligations:
Notes payable-stockholder, less current maturities	96,427	100,784
Long-term debt, less current maturities	568,357	346,087
Obligations under capital leases, less current maturities	297,720	449,154
Subordinated debentures	1,450,000	1,500,000
Deferred rent	386,930	376,825
Other long-term liabilities	910,526	978,026

Total liabilities	6,034,785	6,895,065

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	0	0
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital	10,922,636	10,922,636
Accumulated deficit	(8,569,779)	(9,222,877)

Total	2,423,459	1,770,361
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity	2,398,767	1,745,669

Total liabilities and stockholders’ equity	$8,433,552	$8,640,734

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002

Revenues:
Restaurant sales	$5,828,978	$6,231,727	$17,205,521	$18,195,578
Royalties	3,416	10,931	10,576	23,032

Total revenues	5,832,394	6,242,658	17,216,097	18,218,610

Costs and expenses:
Cost of food, beverages and liquor	1,096,759	1,222,275	3,297,104	3,815,110
Payroll	1,731,350	1,850,874	5,147,054	5,641,513
Other operating expenses	1,769,601	1,793,515	5,131,818	5,268,185
General and administrative	668,324	556,831	1,903,634	1,512,361
Depreciation and amortization	260,040	265,983	779,389	793,138

Total costs and expenses	5,526,074	5,689,478	16,258,999	17,030,307

Operating income	306,320	553,180	957,098	1,188,303

Other income	1,660	1,119	7,967	5,642
Interest income	788	397	2,183	2,655
Interest expense	(99,088)	(124,060)	(314,150)	(386,988)

Net Income	$209,680	$430,636	$653,098	$809,612

Income per share-basic	$0.03	$0.06	$0.09	$0.12

Income per share-diluted	$0.03	$0.06	$0.09	$0.12

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,035,170	7,035,170	7,045,208	7,036,735

See accompanying notes

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-nine Weeks Ended
	January 26, 2003	January 27, 2002

Cash flows provided by operating activities	$896,793	$1,126,635

Cash flows from investing activities:
Capital expenditures	(216,112)	(76,448)

Cash flows used for investing activities	(216,112)	(76,448)

Cash flows from financing activities:
Repayments of long-term debt	(1,011,406)	(402,755)
Repayments of capital lease obligations	(264,199)	(265,187)
Repayments of stockholder loans	(4,124)	(3,477)
Repayments of subordinated convertible debentures	(50,000)	0
Proceeds from long-term debt	922,305	0

Cash flows used for financing activities	(407,424)	(671,419)

Increase in cash and cash equivalents	273,257	378,768

Cash and cash equivalents at beginning of period	932,806	333,048

Cash and cash equivalents at end of period	$1,206,063	$711,816

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 26, 2003
(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Restaurant Associates, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period, and thirty-nine week period, ended January 26, 2003 are not necessarily indicative of the results that may be expected for the year ending April 27, 2003.  The accompanying financial information should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 28, 2002.  The balance sheet at April 28, 2002 has been derived from the audited financial statements at that date.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002

Basic Shares

7,035,170

7,035,170

7,035,170

7,035,170

Effect of Dilutive Securities:

Options	Ø	Ø	10,038	1,565

Diluted Shares

7,035,170

7,035,170

7,045,208

7,036,735

The following table summarizes securities that were outstanding as of January 26, 2003 and January 27, 2002, but not included in the calculation of net income per share because such securities are anti-dilutive:

	Thirteen weeks ended		Thirty-nine weeks ended
	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002

Options

910,146

809,646

790,146

749,646

Warrants	500,000	500,000	500,000	500,000

Convertible Debentures	1,160,000	1,200,000	1,160,000	1,200,000

3. NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt”. and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”.  SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases”. to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement superseded EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company does not expect the adoption of SFAS No. 146 to impact its consolidated financial position and results of operations.

The Company’s previous business combinations were accounted for using the purchase methods.  All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges.  As of January 26, 2003, the net carrying amount of goodwill for purchase business combinations completed prior to June 30, 2001 was approximately $454,000 and there were no other intangible assets.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,” and APB Opinion No. 30,  “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”  SFAS No. 144 becomes effective for the fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 for its fiscal year beginning April 29, 2002.

ITEM 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

The Company’s net income for the third quarter of fiscal 2003 was $210,000 as compared to $431,000 for the same quarter of fiscal 2002.  The economic conditions and inclement weather in the Northeast led to a decline in revenues to $5,829,000 in the third quarter of 2003 as compared to $6,232,000 in the same quarter of 2002. During the third quarter the Company entered into a lease for a new full service restaurant location in Cambridge, Massachusetts, but it has not yet commenced operation.

Thirteen Weeks Ended January 26, 2003 as Compared to Thirteen Weeks ended January 27, 2002 Restaurant Sales.

Restaurant sales in the most recent quarter were $5,829,000, compared to restaurant sales in the prior year’s period of $6,232,000. Sales for the restaurants open throughout both fiscal 2003 and 2002 periods decreased by approximately 6.5%.  The company believes that the decrease in restaurant sales in the fiscal 2003 period compared to the fiscal 2002 period was attributable to a continuing economic slowdown in the Northeast coupled with inclement weather during the third quarter.

Net sales at the Company’s Pizzeria Regina restaurants decreased by 4.7% to $3,118,000 in the current period from $3,272,000 in the prior year’s period. Net sales at the Company’s full service casual dining restaurants decreased by 8.5% to $2,702,000 in the current period from $2,953,000 in the prior year’s period.  The Company believes these decreases were primarily attributable to a continuing economic slow down in the Northeast and the harsh winter weather, which had a greater effect on the full service restaurants than on the fast food operations.

Net sales at the Company’s commissary were $9,000 in the current period compared to $7,000 in the prior year’s period.

Royalties

During the current year period, the Company recognized $3,000 in royalties from a domestic Pizzeria Regina franchise opened at the Palms Casino Resort in Las Vegas, Nevada, compared to $3,000 in royalties for franchise operations in the prior year’s period.  The Company also recognized $8,000 in franchise fees from franchise operations in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of total revenues was 19% in the current period, as compared to 20% in the prior year’s period.  The decrease as a percentage of total revenues was primarily attributable to improved cost control systems and lower cheese costs.

The cost of food, beverage and liquor was $1,097,000 in the current period compared to $1,222,000 in the prior year’s period.  The dollar decrease was due in part to the reduction in the amount of product sold for the third quarter of fiscal 2003 and in part to improved cost control systems.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 15% for both fiscal 2003 and 2002 periods.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $469,000 in the current period compared to $505,000 in the prior year’s period.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 23% in the current period and 24% in the prior year’s period.  This decrease as a percentage of restaurant sales was primarily due to improved cost controls at the restaurants.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants, was $628,000 in the current period compared to $717,000 in the prior year’s period.  The dollar decrease was primarily due to diminished sales and improved cost control systems.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were 30% of total revenues for both fiscal 2003 and 2002 periods.

Payroll expenses were $1,731,000 in the current period compared to $1,851,000 in the prior year’s period.  The dollar decrease in payroll expenses was primarily due to a reduction in hours worked as a result of diminished sales, improved labor efficiency and the reclassification of operational supervisors to general and administrative overhead.  If the operation supervisors had not been reallocated, the current payroll expenses would have been $1,804,000 in the current period compared to $1,851,000 in the prior year’s period.

Payroll expenses at the Pizzeria Regina restaurants were 24% of restaurant sales in both fiscal periods.

Payroll expenses of the Pizzeria Regina restaurants were $737,000 in the current period compared to $788,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in man-hours as a result of diminished sales.

Payroll expenses at the Company’s full service casual dining restaurants were 33% of restaurant sales for both fiscal 2003 and fiscal 2002 periods.

Payroll expenses at the Company’s full service casual dining restaurants were $902,000 in the current period compared to $964,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in man-hours due to diminished sales and to improved labor efficiency.

Payroll expenses at the Company’s Commissary were $92,000 for the fiscal 2003 period as compared to $99,000 in the fiscal 2002 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 30% of total revenues in the current period compared to 29% in the prior year’s period.  The increase in operating expenses, exclusive of payroll, as a percentage of restaurant sales is a reflection of the reduced revenue base.

Other operating expenses, exclusive of payroll, were $1,770,000 in the current period compared to $1,794,000 in the prior year’s period.  This decrease is primarily due to a reduction in costs as a result of diminished sales.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 31% of restaurant sales in the current period, compared to 30% of restaurant sales in the prior year’s period.  The increase in operating expenses, exclusive of payroll, as a percentage of restaurant sales is a reflection of the reduced revenue base.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants decreased to $979,000 in the current period from $993,000 in the prior year’s period.  The dollar decrease was primarily the result of diminished sales.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 28% of restaurant sales in the current period from 26% of restaurant sales in the prior year’s period.  The increase in operating expenses, exclusive of payroll, as a percentage of restaurant sales is a reflection of the reduced revenue base.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants decreased to $762,000 in the current period from $775,000 in the prior year’s period. The dollar decrease was primarily attributable to diminished sales.  Other operating expenses include commissary expenses, which were $29,000 in the current period, as compared to $21,000 in the prior year’s period.  Other operating expenses also included franchise costs of $5,000 in the prior year’s period.

General and Administrative Expenses.

General and administrative expenses were 11% of total revenues in the current period, compared to 9% of total revenues in the prior year’s period.

General and administrative expenses were $668,000 in the current period, compared to $557,000 in the prior year’s period.  Both the percentage and dollar increase was attributable to the reallocation of operational supervisors to general and administrative and employee incentives.  If the operational supervisors had not been reallocated, the general and administrative expenses would have been $595,000 in the current period compared to $557,000 in the prior year’s period.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was 4% of total revenues in both the fiscal 2003 and fiscal 2002 periods.

Depreciation and amortization expense was $260,000 in the current period, compared to $266,000 in the prior year’s period.

Interest Expense and Interest Income.

Interest expense was $99,000 in the current period as compared to $124,000 in the prior year’s period.  This decrease was primarily due to a decrease in interest expense under the Company’s credit facility.

Interest income was $800 in the current period, as compared to $400 in the prior year’s period.

Income Taxes.

There is no provision for Federal income taxes due to the availability of net operating loss carry forwards.

Thirty-nine weeks Ended January 26, 2003 as Compared to Thirty-nine weeks ended January 27, 2002

Restaurant Sales.

Restaurant sales in the current period were $17,206,000, compared to restaurant sales in the prior year’s period of $18,196,000. Sales for the restaurants open throughout both fiscal 2003 and 2002 periods decreased by approximately 5.5%.  The Company believes the decrease in restaurant sales in the fiscal 2003 period compared to the fiscal 2002 period was attributable to a continuing economic slowdown in the Northeast coupled with inclement weather during the third quarter. Net sales at the Company’s Pizzeria Regina restaurants decreased 2.5% to $8,889,000 in the current period from $9,115,000 in the prior year’s period.  Net sales at the Company’s full service casual dining restaurants decreased by 8.5% to $8,298,000 in the current period from $9,064,000 in the prior year’s period.  The decreases were primarily attributable to a continuing economic slowdown in the Northeast and inclement weather during the third quarter, which has a greater effect on full service restaurants than on fast food operation.

Net sales at the Company’s commissary were $19,000 in the current period, compared to $17,000 in the prior year’s period.

Royalties

During the current year period, the Company recognized $11,000 in royalties from a domestic Pizzeria Regina franchise opened at the Palms Casino Resort in Las Vegas, Nevada, compared to $15,000 in royalties in the prior year’s period.  The Company also recognized $8,000 in franchise fees from franchise operations in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of total revenues was 19% in the current period, as compared to 21% in the prior year’s period.  The decrease as a percentage of total revenues was primarily attributable to improved cost control systems and lower cheese costs.

The cost of food, beverage and liquor was $3,297,000 in the current period compared to $3,815,000 in the prior year’s period.  The dollar decrease was due in part to the diminished sales and in part to improved cost control systems.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 15% and 16% in the fiscal 2003 and 2002 periods, respectively.  The decrease in the cost of food, beverage and liquor as a percentage of restaurant sales was principally due to lower cheese costs and improved cost control systems.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $1,350,000 in the current period compared to $1,477,000 in the prior year’s period.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 23% in the current period and 26% in the prior year’s period.  This decrease as a percentage of restaurant sales was primarily due to improved cost controls at the restaurants.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $1,947,000 in the current period compared to $2,338,000 in the prior year’s period.  The dollar decrease was primarily due to the diminished sales and improved cost control systems.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were 30% of total revenues in the current period compared to 31% of total revenues in the prior year’s period.  The decrease in payroll expenses as a percentage of total revenues was attributable to improved labor efficiency and to the reallocation of operational supervisors to general and administration overhead.

Payroll expenses were $5,147,000 in the current period compared to $5,642,000 in the prior year’s period.  The dollar decrease in payroll expenses was primarily due to a reduction in man-hours worked as a result of diminished sales, improved labor efficiency and to the reclassification of operational supervisors to general and administrative overhead.  If the operation supervisors had not been reallocated, the current payroll expenses would have been $5,342,000 in the current period compared to $5,642,000 in the prior year’s period.

Payroll expenses at the Pizzeria Regina restaurants were 25% of restaurant sales in both fiscal 2002 and 2001 periods.

Payroll expenses of the Pizzeria Regina restaurants were $2,185,000 in the current period compared to $2,293,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in man-hours worked as a result of diminished sales.

Payroll expenses at the Company’s full service casual dining restaurants decreased to 32% of restaurant sales in the current period from 34% of restaurant sales in the prior year’s period.  The decrease was primarily attributable to improved labor efficiency.

Payroll expenses at the Company’s full service casual dining restaurants were $2,683,000 in the current period compared to $3,060,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in man-hours worked a result of diminished sales and to improved labor efficiency.

Payroll expenses at the Company’s Commissary were $279,000 for the fiscal 2003 period as compared to $289,000 in the fiscal 2002 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll were 30% of total revenues in the current period, compared to 29% of total revenues in the prior year’s period.  The increase in operating expenses, exclusive of payroll, as a percentage of total revenues is a reflection of the reduced revenue base.

Other operating expenses, exclusive of payroll, were $5,132,000 in the current period compared to $5,268,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in costs as a result of diminished sales.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 32% of restaurant sales in both the fiscal 2003 and fiscal 2002 periods.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants decreased to $2,884,000 in the current period from $2,911,000 in the prior year’s period.  This dollar decrease was primarily the result of diminished sales.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants were 26% of restaurant sales in the current period, compared to 25% in the prior year’s period.  The increase in operating expenses, exclusive of payroll, as a percentage of restaurant sales is a reflection of the reduced revenue base.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants decreased to $2,167,000 in the current period from $2,282,000 in the prior year’s period. The decrease was primarily attributable to diminishing sales.  Other operating expenses include commissary expenses, which were $81,000 in the current period, as compared to $70,000 in the prior year’s period.  Other operating expenses also included franchise costs of $5,000 in the prior year’s period.

General and Administrative Expenses.

General and administrative expenses were 11% of total revenues in the current period, compared to 8% of total revenues in the prior year’s period.

General and administrative expenses were $1,904,000 in the current period, as compared to $1,512,000 in the prior year’s period.  Both the percentage and dollar increase was primarily attributable to the reallocation of operational supervisors to general and administrative and employee incentives.  If the operational supervisors had not been reallocated, the general and administrative expenses would have been $1,709,000 in the current period compared to $1,512,000 in the prior year’s period.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was 5% of total revenues in the current period, compared to 4% of total revenues in the prior year’s period.  The increase in depreciation and amortization expense as a percentage of total revenues was primarily  the result of diminished sales.

Depreciation and amortization expense was $779,000 in the current period, compared to $793,000 in the prior year’s period.

Interest Expense and Interest Income.

Interest expense was $314,000 in the current period as compared to $387,000 in the prior year’s period.  This decrease was primarily due to a decrease in the interest rate under the Company’s new credit facility effective on April 30, 2002.

Interest income was $2,000 in the current period, as compared to $3,000 in the prior year’s period.

Income Taxes.

There is no provision for Federal Income taxes due to the availability of net operating loss carry forwards.

Liquidity and Capital Resources.

At January 26, 2003, the Company had negative net working capital of $275,000, and cash and cash equivalents of approximately $1,206,000, compared to negative net working capital of $1,423,000 on April 28, 2002. The $1,148,000 reduction in the working capitol deficit from the fiscal year-end was principally attributable to new income of $645,000 for thirty-nine weeks ended February 26, 2003 plus non-cash charges of $779,000 for depreciation and amortization reduced by capitol expenditures of $216,000.

During the thirty-nine weeks ended January 26, 2003, the Company had a net increase in cash and cash equivalents of  $273,000, reflecting net cash provided by operating activities of $896,000, net cash used for investing activities of $216,000 and net cash used for financing activities of $407,000.

Net cash provided by operating activities included net income of $653,000, an increase in deferred rent of $10,000, a decrease in accounts receivable of $15,000, and depreciation and amortization expense of $779,000, partially offset by a reduction in accrued expenses of $43,000, an increase in inventories of $16,000, an increase in prepaid expenses of $54,000, an increase in other assets of $28,000, a reduction in other long-term liabilities of $68,000, and a reduction in accounts payable of $352,000.  Net cash used for investing activities reflects costs associated with the purchase of equipment for the restaurants.  Net cash used for financing activities of $407,000 consisted of net repayments of long-term debt, lease obligations and stockholder loans offset by proceeds from Commerce Bank and Trust as discussed below.

On April 30, 2002, the Company entered into a new $3,500,000 revolving credit facility with Commerce Bank and Trust to replace its prior facility.  Borrowings under the new credit facility bear interest at the bank’s base rate plus 2%.  The new credit facility expires in April 2004.  The term notes under the Company’s prior credit facility were converted into a single term note under the new credit facility.  The new term note bears interest at 6.75%, which rate is subject to adjustment after each year at the bank’s base rate plus 2%, and is payable over four years.  At January 26, 2003, the Company has accessed approximately $786,000 of the credit facility.

At January 26, 2003, the Company had current liabilities of $2,325,000, including $453,000 of accounts payable, $1,397,000 of accrued expenses and current maturities of long term obligations in the amount of $475,000.  At January 26, 2003, the Company had long-term obligations, less current maturities, in the amount of $3,710,000, including $568,000 due under its credit facility with Commerce Bank & Trust Company, $97,000 of notes payable to a stockholder, $298,000 due under the capital lease obligations, $1,450,000 of convertible subordinated debentures, $387,000 of deferred rent, and $910,000 of other long-term liabilities primarily related to the litigation settlement agreement with Italian Ventures, LLC.

The Company believes that its existing resources, including the current line of credit and cash flow from operations, will be sufficient to allow it to meet its existing obligations over the next twelve months, notwithstanding that it may have a net working capital deficit.

The Company may pursue additional debt or equity financing if the Board of Directors determines this to be necessary or appropriate in view of changing conditions, either to finance existing operations or to finance new store openings.  However, there is no guarantee that the Company will be able to obtain additional financing on reasonable terms, or that it will be able to obtain additional financing at all.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt”. and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”.  SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases”. to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement superseded EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company does not expect the adoption of SFAS No. 146 to impact its consolidated financial position and results of operations.

The Company’s previous business combinations were accounted for using the purchase methods.  All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges.  As of January 26, 2003, the net carrying amount of goodwill for purchase business combinations completed prior to June 30, 2001 was approximately $454,000 and there were no other intangible assets.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company believes that quantitative and qualitative market risk have not significantly changed since the last periodic report.

Interest Rate Exposure

Management believes, based on the Company’s overall interest exposure at January 26, 2003, including all interest rate-sensitive instruments, and historical interest rate movements, that a near-term change in interest rates would not materially affect the consolidated results of operations or the financial position of the Company.

Food Commodity Price Exposure

The Company has potential exposure to changes in food commodity prices, particularly block cheese prices, which could effect results of operation.  Management believes that projected near term changes in food commodity prices will not have a material impact on the Company’s consolidated financial condition and results of operations.

Item 4.  Controls and Procedures

Within the 90-day period prior to the date of this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-14), which have been designed to ensure that material information related to the Company is timely disclosed.  Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

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

Exhibit 99.1: Sarbanes-Oxley Section 906 Certification

Exhibit 99.2: Sarbanes-Oxley Section 906 Certification

(b)	Reports On Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: March 4, 2003	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and Chief Executive Officer

I, George R. Chapdelaine, certify that:

1.               I have reviewed this report on Form 10-Q of Boston Restaurant Associates, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations,  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	/s/ George R. Chapdelaine
George R. Chapdelaine, President and Chief Executive Officer

I, Fran Ross, certify that:

1.               I have reviewed this report on Form 10-Q of Boston Restaurant Associates, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations,  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	/s/ Fran Ross
Fran Ross, Chief Financial Officer