Form 10-K
period 2003-04-27
BOSTON RESTAURANT ASSOCIATES INC
filed 2003-07-25
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended April 27, 2003.

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

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes ☐ No ☒

The aggregate market value of registrant’s Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of the end of the second quarter fiscal year 2003 was $4,783,900 based upon the average of the closing bid and asked prices of such stock on that date as reported on the OTC Bulletin Board.  As of July 23, 2003 there were 7,035,170 shares of the registrant’s Common Stock, $.01 par value per share outstanding.

FORM 10-K

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources ability to obtain additional financing, the timing of the Company’s new store openings and future expansion, and  anticipated future cash flows from particular locations are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation:  potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will”, “except,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  .  (See “Item 1. Business – Risk Factors.”)

PART I

ITEM 1.                             BUSINESS

General

During the fiscal year ended April 27, 2003 (“Fiscal 2003”) Boston Restaurant Associates, Inc. (the “Company”) operated a chain of sixteen restaurants – twelve fast-service, high volume pizzerias under the Pizzeria Regina name, and four full-service family-style Italian/American restaurants under the “Polcari’s North End ™” name.  Of the twelve Pizzeria Regina restaurants, eleven are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), while the original 1926 North End Pizzeria Regina is a wait service restaurant (full-service style emphasizing whole pizzas with in-restaurant seating).  A majority of the restaurants are located in the Boston, Massachusetts metropolitan area.

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

The first Pizzeria Regina was opened in 1926, and the predecessor corporation was incorporated in 1986. The Company became public in 1994 and since that date has continuously operated a restaurant chain which has increased over time to the present 16 operating restaurants.  The Company’s principal offices are located at 999 Broadway, Saugus, Massachusetts 01906 and its telephone number is (781) 231-7575.  As used in this Report, unless otherwise indicated, the term “Company” refers to Boston Restaurant Associates, Inc. and its subsidiaries.

Pizzeria Regina Restaurants

The Company currently operates twelve Pizzeria Regina restaurants which are fast-service, high volume pizzerias that feature premium brick oven pizza and cater primarily to the lunchtime diner (with the exception of the original North End location, which serves both the lunch and dinner markets).  Of these twelve restaurants, eleven are food court kiosks and the original North End Pizzeria Regina is a wait-service restaurant. The Company currently has one franchise location in Las Vegas, Nevada.

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

The Company intends to open additional Pizzeria Regina food court kiosks.  Currently, the company anticipates opening two additional kiosks in Boston in the spring of 2004.  Based on the Company’s own experience and articles from trade journals, the Company believes there is a trend at retail malls to retrofit and upgrade food courts to emphasize fast food as a focal point of malls.  The Company further believes that lunchtime diners who visit retail shopping malls seek high quality, quick service meals in a food court setting, and that the premium quality of the Company’s brick oven pizza should position it to compete effectively in food court locations.

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

Polcari’s North End Restaurants

In March 1995, the Company opened its first Polcari’s North End restaurant in Saugus, Massachusetts, recreating a restaurant similar to one that the Company’s predecessor had operated from 1954-1989 in Boston’s North End.  The Polcari’s North End restaurant concept is designed to create an Italian/American casual dining ambiance that captures the community spirit of the 1940s and 1950s in Boston’s Italian North End neighborhood.  The restaurant highlights exposed gas-fired brick ovens in open view of diners.  In addition, memorabilia and photographs depicting scenes in Boston’s North End in the 1940s and 1950s are used to create a neighborhood atmosphere rich with history.  The restaurant also features large tables of six or more seats to encourage family style dining and a value-oriented menu that includes branded Pizzeria Regina pizza, large Italian/American pasta dishes and fresh baked breads. The Company anticipates opening a new Polcari’s North End restaurant in the fall of 2003 in Cambridge, Massachusetts.

The Company has also developed a bistro-restaurant concept, which was inspired by the success of the Saugus-based Polcari’s North End™ restaurant.  Unlike the Saugus restaurant, the bistro restaurants are smaller in size, creating a more intimate family dining experience.  In addition, the menu is a modified version of the Saugus-based offerings, providing for a lighter dining experience.  The bistro restaurants operate under the Polcari’s North End™ trademark in order to capitalize on that mark’s recognition for quality.  The Company currently operates three Polcari’s North End ™ bistro Restaurants in Hyannis, Massachusetts, Woburn, Massachusetts and Salem, New Hampshire.

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

New employees are trained by experienced employees who have demonstrated their ability to implement the Company’s commitment to provide high quality food and attentive service.  The Company has developed manuals regarding its policies and procedures for restaurant operations.  Supervisory management regularly visits Company restaurants and meets with their management teams to ensure compliance with the Company’s strategies and standards of quality in all aspects of restaurant operations and personnel development.

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

Employees

As of July 23, 2003, the Company had approximately 500 employees, of whom 13 were corporate and administrative personnel, 57 were field supervision or restaurant managers or management trainees, and the remainder were hourly restaurant personnel.  Many of the Company’s hourly employees work part-time.  The Company believes that its relationship with its employees is good.  None of the Company’s employees are covered by a collective bargaining agreement.

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

The selection of new restaurant sites is affected by federal, state and local laws and regulations regarding environmental matters, zoning and land use and the sale of alcoholic beverages.  Various requirements (particularly at the local level) may result in increases in the cost and time required for opening new restaurants, as well as increases in the cost of operating restaurants.  Difficulties in obtaining necessary licenses or permits could cause delays in or cancellations of new restaurant openings.

A significant portion of the Company’s revenues at the Polcari’s North End restaurants and the original Pizzeria Regina location in the North End is attributable to the sale of alcoholic beverages.  Alcoholic beverage control regulations require each of the Company’s restaurants that serve alcohol to apply to both a state authority and municipal authorities for a license or permit to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations affect numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  The failure of the Company to obtain or retain liquor service licenses could have a material adverse affect on the particular restaurant’s operations and the business of the Company overall.

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

The Company May Be Unable to Expand As Planned

The Company intends to open additional Pizzeria Regina and Polcari’s North End restaurants in an orderly manner as conditions permit.  The Company’s ability to open additional Company restaurants will depend upon a number of factors, such as identifying satisfactory sites, negotiating satisfactory leases, securing required governmental permits and approvals, obtaining of any required financing on acceptable terms, providing adequate supervision of construction, and recruiting and training management personnel, some of which are beyond the control of the Company. The Company has leased locations for two additional Pizzeria Regina and one additional Polcari’s North End restaurants which are scheduled to open within the next 12 months. The Company cannot guarantee that it will be able to open those restaurants or any other future restaurants within budget or on a timely basis, if at all, or that any of the new restaurants will operate profitably.  If the Company is unable to expand, it may reduce the Company’s ability to increase profitability.

Possible Need of Additional Funding

The Company estimates that the cost of opening the three new restaurants planned to open within the next 12 months will be approximately $3.5 million.  The Company’s credit arrangement with Commerce Bank & Trust Company permits the Company, subject to certain conditions, to borrow amounts to pay the costs of new restaurant openings under a fixed term loan sub-facility, and the Company anticipates that the costs of opening the planned new restaurants will be financed under that facility.  The Company believes that its anticipated cash flow from operations will be sufficient to fund its working capital needs for at least the next 12 months, and that the bank facility will be sufficient to fund the  capital expenditures  of the three new restaurants.  However, it cannot guarantee that this will be the case or that the bank financing will actually be available for each restaurant when required.  Changes in the general economy, operating results, the Company’s business, its business plan or the rate of expansion could affect its capital needs. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”)

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

Insiders Control the Company

The Company’s executive officers, directors and their affiliates and members of their immediate families control the vote of approximately 45.1% of the outstanding shares of the Common Stock. As a result, they have the practical ability to implement or block changes in the Company’s management and direction which may or may not be in the best interest of stockholders generally.

The Company’s Restaurants Are Concentrated in Eastern Massachusetts

A total of thirteen of the Company’s sixteen existing restaurants are located in Massachusetts. The three additional restaurants scheduled to open in the next 12 months will also be located in Massachusetts.  As a result, the Company’s results of operations may be materially affected by changes in the Massachusetts economy.

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

ITEM 2.                             PROPERTIES

Of the Company’s sixteen currently operating restaurants, fifteen are located in leased space and one restaurant, the North End Pizzeria Regina location, is owned by the Company.  The Company has recently leased space for three new locations - a Polcari’s North End restaurant in Technology Square in Cambridge, MA, a Pizzeria Regina location in the Prudential Center, Boston, MA, and a Pizzeria Regina location in the South Station, Boston, MA.

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

The following table sets forth certain information with respect to the Company’s restaurant properties:

Location	Approx. Sq. Ft.	Lease Expiration Date	Type (1)

Auburn Mall	924	1/ 31 /08	food court
Auburn, MA

North End	4,300	N/A	wait service
Boston, MA (2)

Faneuil Hall Marketplace	750	12/31/05	food court
Boston, MA

Prudential Center	787	2/28/14	food court
Boston, MA (3)

South Station	1,495	7/31/13	food court
Boston, MA (4)

Burlington Mall	1,018	11/30/05	food court
Burlington, MA

Technology Square	11,100	7/31/13	Polcari’s North End
Cambridge, MA (5)

Holyoke Mall	749	1/31/09	food court
Holyoke, MA

Cape Cod Mall	5,338	1/31/11	Polcari’s North
Hyannis, MA			End (bistro)

Independence Mall	637	1/31/09	food court
Kingston, MA

South Shore Plaza	700	8/31/06	food court
Braintree, MA

Solomon Pond Mall	1,085	1/30/07	food court
Marlborough, MA

Oviedo Market Place	714	4/01/08	food court
Oviedo, FL

Paramus Park	696	7/31/09	food court
Paramus, NJ

Providence Place	960	10/30/09	food court
Providence, RI

Regency Square	605	11/03/04	food court
Richmond, VA

Salem, NH	6,430	1/18/10	Polcari’s North End (bistro)

Saugus, MA	11,000	11/30/12	Polcari’s North End

Woburn, MA	12,000	4/30/10	Polcari’s North
			End (bistro)

(1)                                  Pizzeria Regina food court locations have no independent seating capacity.  Seating is centralized in the common areas of the food courts.  The North End seats approximately 75 customers; the Saugus Polcari’s North End location seats approximately 400 customers; the Cambridge Polcari’s North End location is planned to seat approximately  300  customers; the three bistro restaurants each seat approximately 200 customers.

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

(3) Scheduled to open approximately Spring, 2004.

(4) Scheduled to open approximately Spring, 2004.

(5) Scheduled to open approximately Fall, 2003.

The Company occupies approximately 5,325 square feet of executive office space in Saugus, Massachusetts.  The lease for this location expires in October 31, 2006.  The Company also leases approximately 5,000 square feet of warehouse space located in Somerville, Massachusetts under a lease expiring on July 31, 2004 (including all extension options that may be exercised by the Company in its discretion) and approximately 2,741 square feet for its commissary located in Charlestown, Massachusetts under a lease expiring on August 14, 2004.

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

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded publicly on the OTC Bulletin Board and on the Boston Stock Exchange (BSE symbol: “BNR”).  As of July 23, 2003, there were approximately 600 holders of record of the Company’s Common Stock.  On July 23, 2003, the last bid and asked price of the Company’s Common Stock as reported on the OTC Bulletin Board were  $.65 and $.65 per share, respectively.

The table below represents the quarterly high and low bid and asked prices for the Company’s Common Stock for the Company’s last two fiscal years, as reported on the OTC Bulletin Board.  The prices listed in this table reflect quotations without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

	High Bid	Low Bid	High Asked	Low Asked

Fiscal Year Ended April 27, 2003

First Quarter	$.90	$.65	$1.01	$.75
Second Quarter	$.75	$.60	$1.01	$.68
Third Quarter	$.70	$.50	$1.01	$.65
Fourth Quarter	$.60	$.37	$.85	$.60

Fiscal Year Ended April 28, 2002

First Quarter	$.81	$.62	$1.03	$.65
Second Quarter	$.62	$.50	$.80	$.55
Third Quarter	$.70	$.50	$1.01	$.52
Fourth Quarter	$.97	$.55	$1.02	$.60

The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.  Rather, the Company intends to retain all of its future earnings to finance future growth.

ITEM 6.                                  SELECTED FINANCIAL DATA

The following table sets forth for the fiscal periods indicated, a 52 week period for fiscal 2003, 2002, 2001, 1999, and a 53 week period for fiscal 2000.

	Fiscal Year Ended
	April 27, 2003	April 28, 2002	April 29, 2001	April 30, 2000	April 25, 1999
Income Statement Data:

Total Revenues	$22,541,875	$23,854,439	$21,707,907	$16,013,321	$12,173,934

Costs and expenses:
Cost of food, beverages and liquor	4,348,095	4,885,952	4,644,810	3,284,015	2,546,026
Other operating expenses	13,570,421	14,293,083	13,052,040	9,471,227	7,114,457
General and administrative	2,610,666	2,132,756	1,837,085	1,719,071	1,663,649
Depreciation and amortization	1,056,889	1,152,860	1,161,628	762,346	545,092
Pre-opening costs	8,545	—	658,090	453,002	42,197
Litigation and settlement costs	(443,445)	—	1,847,487	—	—
Charge for asset impairment	—	—	580,000	—	—

Total costs and expenses	21,151,171	22,464,651	23,781,140	15,689,661	11,911,421

Operating income (loss)	1,390,704	1,389,788	(2,073,233)	323,660	262,513

Interest expense, net	(407,243)	(508,072)	(456,842)	(327,164)	(241,973)
Other income, net	9,428	9,015	19,771	5,171	4,963
Income (loss) before minority interest	992,889	890,731	(2,510,304)	1,667	25,503

Minority interest in net loss of subsidiary	—	—	—	63,867	34,133
Net income (loss)	$992,889	$890,731	$(2,510,304)	$65,534	$59,636

Net income (loss) per share of common stock:
Basic and Diluted	$.14	$.13	$(.36)	$.01	$.01

Balance Sheet Items:
Total Assets	$8,273,745	$8,640,734	$9,000,203	$8,307,876	$6,887,694
Long Term Obligations	$3,213,292	$3,750,876	$4,527,914	$2,964,630	$2,417,410

Total Liabilities	$5,535,187	$6,895,065	$8,145,265	$4,942,634	$3,534,285

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of the Company. This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about our significant accounting policies and practices and the transactions that underlie our financial results.

The Company reports the results of its Pizzeria Regina restaurants and its Polcari North End restaurants as one operating segment since they have similar economic characteristics.

Except as otherwise indicated, references to years mean our fiscal year ended April 27, 2003, April 28, 2002 and April 29, 2001.

RESULTS OF OPERATIONS

Overview:

The key factors that affect our operating results are the impact of new store openings, comparable restaurant sales, which are driven by comparable customer counts and check average, and our ability to manage operating expenses such as food cost, labor and benefits and other costs.  Changes in the number of restaurants in operation can dramatically change the absolute dollar amounts of revenues and expenses, and opening of new stores can dramatically affect operating profits.  Each restaurant unit’s contribution margin will vary over the life of the restaurant.  Margins tend to be low when a restaurant is first opened until customer traffic reaches planned levels.  Margins can also deteriorate at the end of a unit’s life cycle due to a decline in customer traffic caused by a variety of factors outside the control of the Company.  These economic conditions impact both the Pizzeria Regina units and the Polcari North End units.

There were only 14 units in operation for all fiscal 2001 as two new Polcari’s North End bistro units were added in the sixth and ninth months of that year.  There were 16 units in operation throughout each of fiscal 2003 and 2002.

Our fiscal 2003 results reflect the effects on consumer behavior of the economic slowdown, the war in Iraq and harsh winter weather conditions in the Northeast. The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	April 27, 2003	April 28, 2002	April 29, 2001

Revenues:
Restaurant sales	99.7%	99.9%	99.5%
Other	.3	.1	.5

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of food, beverages and liquor	19.3	20.5	21.4
Other operating expenses - payroll	30.4	31.1	30.5
Other operating expenses exclusive of payroll	29.8	28.8	29.6
General and administrative	11.6	9.0	8.5
Depreciation and amortization	4.7	4.8	5.4
Pre-opening costs	—	—	3.0
Litigation and settlement costs	(2.0)	—	8.5
Charge for asset impairment	—	—	2.7
Operating income (loss)	6.2	5.8	(9.6)
Interest expense, net	(1.8)	(2.1)	(2.1)
Other income, net	—	—	0.1
Net income (loss)	4.4%	3.7%	(11.6)%

Results of Operations for the Years Ended April 27, 2003 and April 28, 2002

Restaurant Sales

 Restaurant sales in fiscal 2003 were $22,478,000 compared to $23,828,000 in fiscal 2002. Sales for the restaurants open throughout both fiscal 2003 and 2002 decreased by 5.7%.  The Company believes the decrease in restaurant sales in fiscal 2003 compared to fiscal 2002 was attributable to the impact on consumer behavior of the continuing economic slowdown, the war with Iraq, and harsh winter weather in the Northeast.

Net sales at the Company’s Pizzeria Regina restaurants decreased 3.9% to $11,445,000 in fiscal 2003 from $11,905,000 in fiscal 2002.  Net sales at the Company’s full service casual dining restaurants decreased by 7.6% to $11,005,000 in fiscal 2003 from $11,906,000 in fiscal 2002.  The Company believes these decreases were attributable to the same factors listed above for both types of restaurants, but affected the slightly more expensive casual dining restaurants more.

Sales at the Company’s commissary were $28,000 in fiscal 2003 compared to $17,000 in fiscal 2002.  The increase in commissary sales was primarily attributable to the Pizzeria Regina franchise in Las Vegas, Nevada being opened for the entire fiscal 2003.

Franchise Fees and Royalties

During fiscal 2003, the Company recognized $50,000 in franchise fee revenues and $14,000 in royalties from a domestic Pizzeria Regina franchise at the Palms Casino Resort in Las Vegas, Nevada.  During fiscal 2002, the Company recognized $20,000 in franchise fee revenues and $6,000 related to royalties.

Costs and Expenses

Cost of Food, Beverages and Liquor

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 19% in fiscal 2003 compared to 20% in fiscal 2002.  The decrease as a percentage of total revenues was primarily attributable to improved cost control systems and lower cheese costs.

The cost of food, beverages and liquor was $4,348,000 in fiscal 2003 compared to $4,886,000 in fiscal 2002. The dollar decrease was due in part to the reduction in the amount of product sold for fiscal 2003 and in part to improved cost control systems.

The cost of food, beverages, and liquor as a percentage of total revenues at the Pizzeria Regina restaurants was 15% for both fiscal 2003 and fiscal 2002.

The cost of food, beverages and liquor at the Pizzeria Regina restaurants was $1,752,000 in fiscal 2003 compared to $1,790,000 in fiscal 2002.  The dollar decrease was principally due to the reduction in the amount of product sold.

The cost of food, beverages and liquor as a percentage of total revenues at the Company’s full service casual dining restaurants decreased to  24% in fiscal 2003 from 26% in fiscal 2002, primarily due to improved cost controls.

The cost of food, beverages and liquor at the Company’s full service casual dining restaurants was $2,596,000 in fiscal 2003 compared to $3,096,000 in fiscal 2002.  This dollar decrease was primarily due to the reduction in the amount of product sold for fiscal 2003 and in part to improved cost control systems.

Other Operating Expenses

Payroll Expenses.                              Payroll expenses as a percentage of total revenues for all restaurants were 30% in fiscal 2003 compared to 31% in fiscal 2002.

Payroll expenses for all the restaurants were $6,860,000 in fiscal 2003 compared to $7,424,000 in fiscal 2002.  The dollar decrease in payroll expenses was primarily due to a reduction in hours worked as a result of diminished sales, and improved labor efficiency

Payroll expenses at the Pizzeria Regina restaurants were 25% of total revenues in fiscal 2003 compared to 26% of total revenues in fiscal 2002.  The decrease as a percentage of total revenues was primarily attributable to improved labor efficiency.

Payroll expenses at the Pizzeria Regina restaurants were $2,893,000 in fiscal 2003 compared to $3,041,000 in fiscal 2002.  This dollar decrease was primarily due to a reduction in man-hours as a result of diminished sales and improved labor efficiency.

Payroll expenses at the Company’s full service casual dining restaurants decreased to 33% of total revenues in fiscal 2003 from 34% of total revenues in fiscal 2002. The percentage decrease was primarily attributable to improved labor efficiency.

Payroll expenses at the Company’s full service casual dining restaurants were $3,595,000 in fiscal 2003 compared to $4,001,000 in fiscal 2002.  This dollar decrease was primarily due to a reduction in man-hours due to diminished sales and improved labor efficiency.

Payroll expenses at the Company’s Commissary were $372,000 for fiscal 2003 as compared to $382,000 in fiscal 2002.

Other Operating Expenses, Exclusive of Payroll.  Other operating expenses, exclusive of payroll, were 30% of total revenues in fiscal 2003 compared to 29% in fiscal 2002.  The increase as a percentage of restaurant sales is a reflection of the reduced revenue base.

Other operating expenses, exclusive of payroll were $6,710,000 in fiscal 2003 compared to $6,869,000 in fiscal 2002.  This dollar decrease is primarily due to a reduction in costs as a result of diminished sales.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 33% of total revenues in fiscal 2003 compared to 32% in fiscal 2002. The increase as a percentage of restaurant sales is a reflection of the reduced revenue base.

Other operating expenses, exclusive of payroll from the Pizzeria Regina restaurants were $3,775,000 in fiscal 2003 compared to $3,798,000 in fiscal 2002.  This dollar decrease was primarily the result of diminished sales.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 26% of total revenues in fiscal 2003 from 25% of total revenues in fiscal 2002. The increase as a percentage of restaurant sales is a reflection of the reduced revenue base.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants were $2,826,000 in fiscal 2003 compared to $2,958,000 in fiscal 2002.  This dollar decrease was primarily attributable to diminished sales.

Other operating expenses also include commissary expenses, which were $109,000 in fiscal 2003 and $107,000 in fiscal 2002, respectively, and franchise costs of $6,000 in fiscal 2002.

General and Administrative Expenses

General and administrative expenses were 12% of total revenues in fiscal 2003 compared to 9% in fiscal 2002.

General and administrative expenses were $2,611,000 in fiscal 2003, compared to $2,133,000 in fiscal 2002.  Both the percentage and dollar increase were primarily attributable to consulting costs and employee incentives.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $1,057,000 in fiscal 2003, as compared to $1,153,000 in fiscal 2002, amounting to 5% of total revenues in both fiscal years.

Pre-Opening Costs

Pre-opening expenses in fiscal 2003 were $9,000 compared to none in fiscal 2002.  The pre-opening expenses were related to the new Cambridge, Massachusetts Polcari’s North End restaurant projected to open in the second quarter of fiscal 2004.

Litigation and Settlement Costs

In 1998 the Company formed a joint venture with Italian Ventures, LLC, a Kentucky limited liability company (“Italian Ventures”), and entered into a development agreement with it.  Approximately eight months after the joint venture and development agreement were entered into, the Company filed a lawsuit against Italian Ventures and certain related parties seeking dissolution of the joint venture.  In fiscal 2001, the Company reached a settlement of the dispute with Italian Ventures LLC in which it agreed to pay royalties on future revenues from certain “Bistro restaurants”, as defined in the settlement agreement.  The Company accrued a liability of $955,000 in the fourth quarter of fiscal 2001 as the estimated cost of the obligation to pay the future royalties, based upon a forecast of Bistro restaurant gross sales for the period May 2001 through April 2008 using historical information and estimates of growth of existing Bistro units, as well as anticipated future Bistro unit openings and closings.  In the fourth quarter of fiscal 2003, the Company reviewed the estimate of future royalties based upon changes in anticipated future growth of existing Bistro unit sales and future Bistro unit openings and closings. As a result the amount of the accrual was reduced by $443,000 to $524,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures.

Interest Expense and Interest Income

Interest expense decreased to $410,000 in fiscal 2003, compared to $508,000 in fiscal 2002.  This decrease was primarily due to a decrease in interest expense under the Company’s credit facility and the expiration of some equipment leases.

Interest income was $3,000 in fiscal 2003 as compared to $0 in fiscal 2002.

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

Net sales at the Company’s Pizzeria Regina restaurants decreased to $11,905,000 in fiscal 2002 from $12,241,000 in fiscal 2001, principally due to the closing of a Pizzeria Regina restaurant at the end of its lease and a decrease in same-store sales for existing Pizzeria Regina restaurants in food courts currently undergoing renovation.  Sales for the Pizzeria Regina restaurants open throughout both fiscal 2002 and fiscal 2001 decreased by .6 of 1%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funding during fiscal 2003 were cash provided by operations and borrowings under a new $3,500,000 credit facility with Commerce Bank and Trust Company entered into April 30, 2002 (the “Credit Facility”) to pay off the prior bank loan. The principal uses of cash during the year were payment of principal and interest on debt.

Our capital budget for fiscal 2004 is $3.5 million, including the cost to open three new Company restaurants. The primary source of funding for these expenditures is expected to be borrowings under the Company’s Credit Facility and cash provided by operations. Capital spending could vary significantly from planned amounts as certain of these expenditures are discretionary in nature.

At April 27, 2003, the Company had a working capital deficit of $372,000, compared to a deficit of $1,423,000 at the end of fiscal 2002, and cash and cash equivalents of approximately $1,107,000, compared to $933,000 at the end of fiscal 2002.  The principal reason for the decrease in the working capital deficit was the reduction of current liabilities which included current maturities of debt, accounts payable and accrued expenses.  It is common for companies in the restaurant industry to operate with net working capital deficits.  We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.

Accordingly, the Company believes that its existing resources, including the cash flow from operations and borrowings under the Credit Facility, will be sufficient to allow it to meet its existing obligations over the next twelve months, notwithstanding that it may have a net working capital deficit.

On April 30, 2002, the Company entered into its new $3,500,000 Credit Facility with Commerce Bank and Trust Company.  The Credit Facility permits the Company to borrow amounts to pay the costs for new restaurant openings and repay over a fixed term of either four or five years.  No new borrowings may be made under the Credit Facility after April 30, 2004.  Each borrowing under the Credit Facility bears interest at the bank’s base rate plus 1.75%, subject to an annual adjustment to the bank’s then current base rate plus 1.75%.  The Company borrowed $922,000 under the Credit Facility on April 30, 2002 to pay off the prior bank facility.  The note for that borrowing bore interest at 6.75% for the first year, and 6.25% as of April 30, 2003 and is payable over four years.  At April 27, 2003, the amount available for borrowing under the Credit Facility was $2,767,000.  All borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  The Company was in compliance with the various financial covenants of the Credit Facility at April 27, 2003.

After fiscal 2003 year-end, on June 6, 2003, the Company committed to borrow an additional $2.5 million under the Credit Facility to finance the costs of the new Cambridge, MA Polcari’s North End restaurant.  The note for that borrowing has a term of five years and bears interest at 6% for the first year.

The Company estimates that the cost of opening the three new restaurants planned to open within the next 12 months will be approximately $3.5 million.  The Company believes that its anticipated cash flow from operations, together with the Credit Facility, will be sufficient to fund its working capital needs for at least the next 12 months and to fund the addition of three new restaurants.  However, it cannot guarantee that this will be the case or that the bank financing will actually be available, under the Credit Facility or otherwise, for each restaurant when required.

During fiscal 2003, the Company had a net increase in cash and cash equivalents of $174,000, reflecting net cash provided by operating activities of $1,138,000, net cash used for investing activities of $402,000 and net cash used for financing activities of $562,000.

Net cash provided by operating activities included net income of $993,000, a decrease in inventories of $6,000, an increase in deferred rent of $19,000, and depreciation and amortization expense of $1,057,000, partially offset by an increase in prepaid expenses of $46,000, an increase in other assets of $60,000, a decrease in accounts payable of $226,000  a reduction in accrued expenses of $120,000, an increase in accounts receivables of $13,000, a decrease in other long-term liabilities of $28,000 and a reduction of the litigation settlement of $443,000.  Net cash used for investing activities of $402,000 reflects capital expenditures associated with the various Pizzeria Regina restaurants and the Polcari’s North End bistro restaurants.  Net cash used for financing activities of $562,000 consisted of net repayments of long-term debt, capital lease obligations and stockholder loans.

At April 27, 2003, the Company had current liabilities of $2,322,000, including $580,000 of accounts payable, $1,320,000 of accrued expenses and current maturities of long term obligations in the amount of $422,000.  At April 27, 2003, the Company had long-term obligations, less current maturities, in the amount of $3,213,000, including $512,000 due under the Credit Facility, $95,000 of notes payable to a stockholder, $254,000 due under the capital lease obligations, $1,450,000 of convertible subordinated debentures, $396,000 of deferred rent, and $506,000 of other long-term liabilities primarily related to the litigation settlement agreement with Italian Ventures, LLC.

Contractual Obligations

The Company has long-term contractual obligations primarily in the form of leases and debt obligations. Cash provided by operations plus the bank credit facility will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as of April 27, 2003. (See discussions of cash flows, financial position and capital resources as well as the Notes to the April 27, 2003 consolidated financial statements for further details).

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations (1)	2,182,506	220,835	489,776	21,895	1,450,000
Capital lease obligations (2)	449,053	195,365	253,688	—	—
Operating lease obligations	17,980,700	3,072,400	5,851,400	4,353,600	4,703,300
Purchase obligations	—	—	—	—	—
Shareholder Note (3)	100,784	5,820	12,533	13,785	68,646
Total	20,713,043	3,393,420	6,607,397	4,389,280	6,221,946

(1) Consists principally of bank borrowings under the Credit Facility and the $1,450,000 principal amount of long term convertible debentures.

(2) Consists principally of equipment leases.

(3) Consists principally of shareholder note.

The Credit Facility requires compliance with various financial covenants, of which the most restrictive are cash to debt ratio and profitability.  If the Company defaults under any of the provisions of the Credit Facility, all amounts outstanding under each of the term facilities become due and payable, and the bank may proceed against its collateral, which includes substantially all of the Company’s assets. As of April 27, 2003 the Company was in compliance with all financial covenants and was not in default under the Credit Facility.

CRITICAL ACCOUNTING POLICIES

The Company considers its accounting policies with respect to the use of estimates, long-lived assets and goodwill, and revenue recognition as the most critical to its results of operations and financial condition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For example, in fiscal 2001 the Company recorded a non-recurring charge of approximately $955,000 which represented the Company’s best estimate of total royalty payments expected to be made pursuant to a litigation settlement agreement.  This estimate was based on projected sales of current and future bistro restaurants, which assumed the number and timing of new Bistro Restaurants as defined in the settlement agreement.  In fiscal 2003, the Company recorded a reversal of $443,000 of that non-recurring charge based upon revised estimates of projected sales.  The actual royalty payments ultimately required to be paid may vary significantly from both the Company’s original and its revised estimate.  Similarly, the impairment charge taken in fiscal 2001 and discussed below was based upon estimates of future cash flows from certain restaurants which may differ significantly from actual cash flows.

Long-Lived Assets and Goodwill

The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”).  SFAS No. 144 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of.

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

Goodwill

Goodwill resulting from the excess of cost over fair value of net assets acquired is being tested for impairment in accordance with the guidelines in SFAS No. 142.  SFAS No. 142 requires among other things, that companies no longer amortize goodwill but test goodwill for impairment at least annually.  As of April 29, 2002, the Company’s goodwill of $453,643 was associated with the acquisition of Capucino’s, Inc. in 1994.  No adjustment to the $453,643 balance of goodwill was deemed necessary during the year ending April 27, 2003.  Prior to the adoption of SFAS 142, the Company amortized goodwill over twenty years, which resulted in amortization of $37,806 in both 2002 and 2001.

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

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”.  SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002.  Early application of the provisions of this Statement is encouraged.  The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement superseded EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  The Company does not believe the adoption of SFAS No. 146 will have any effect on its consolidated financial position or results of operations.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.  Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003.  The Company does not believe the adoption of FIN 45 will have any effect on its financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which (i) amends FAS Statement No. 123,

“Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted items (ii) and (iii) of FAS 148 for the fiscal year ended April 27, 2003.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires that the criteria for consolidations be based upon analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles.  FIN 46 represents an accounting change, not a change in the underlying economics of asset sales.  FIN 46 is effective for consolidated financial statements issued after June 30, 2003.  The Company does not believe the adoption of FIN 46 will have an effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 is the first phase of the FASB’s project on liabilities and equity.  SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Many of these instruments were previously classified as equity.  For example, if an employer’s issuance of its shares to a key employee requires the employer to redeem the shares upon the employee’s death, then those shares must be classified as a liability, not as equity.  For publicly-held companies, SAFS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date.  The Company does not believe the adoption of SFAS 150 will have a significant effect on the Company’s operations, financial position or cash flows.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 7 bear interest at a variable rate based on the bank’s prime rate. A 100 basis point change in the Credit Facility interest rate (approximately 6.75% at April 27, 2003) would cause the interest expense for fiscal 2004 to change by approximately $5,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at April 27, 2003. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions covenant compliance and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The Company believes there is no material exposure to a market interest rate risk that could affect future results of operations or financial conditions.

Commodity Price Risk.

Many of the food products and other operating essentials purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are beyond our control.  Our supplies and raw materials are available from several sources and we are not dependent upon any single source for these items. The Company negotiates directly with wholesale suppliers of certain high volume food ingredients such as cheese, tomato sauce, and flour to ensure consistent quality and competitive pricing. These ingredients are then purchased for the Company by a third party independent distributor at the negotiated price and redistributed to the Company’s restaurants.  All other food ingredients and beverage products are purchased directly by the general manager of each restaurant in accordance with corporate guidelines.  Certain significant items that could be subject to price fluctuations are cheese and flour products. The Company believes that it will be able to pass through increased commodity costs by adjusting menu pricing in most cases. However, we believe that any changes in commodity pricing that cannot be offset by changes in menu pricing or other product delivery strategies would not be material.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

The Company’s Financial Statements, together with the Report of Independent Certified Public Accountants have been included at Item 14 and appear at Pages F-1 through F-34

ITEM 9.                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Registrant

Mr. Chapdelaine was elected President, Chief Executive Officer and a director of the Company in April 1994.  Mr. Chapdelaine served as President, Chief Executive Officer and a director of Pizzeria Regina, Inc., a predecessor of the Company, from 1982 until it was acquired by the Company in April 1994.  Prior to 1982, Mr. Chapdelaine worked in the food service industry in various capacities, including as an independent marketing consultant, a general manager of the Food Service division for H.P. Hood, Inc. and a sales manager for Chiquita Brands, a subsidiary of United Brands.  Mr. Chapdelaine holds an MBA from Clark University and graduated with a B.S. in Hotel and Restaurant Management from Oklahoma State University.  He currently serves on the Board of the Massachusetts Restaurant Association.

Mr. Devine has been the President of Devine & Pearson Advertising, Inc. (an advertising and communications agency with 26 years experience marketing to the food service industry) since 1976.  Mr. Devine is nationally recognized for identifying marketing opportunities for clients, both food service operators and manufacturers of food, beverages, equipment and supplies.  He serves on the boards of directors of the YMCA, American Association of Advertising Agencies and Advertising Club of Greater Boston.

Mr. Karam has been the President of Karam Financial Group since 1987.  In addition, he is a co-owner of SNE Broadcasting, Bristol County Broadcasting and O’Jornal, LLC.  He is currently Chairman of the Board of Trustees of Commonwealth Protection Assurance Corp. (CPAC), and a Director of UMass Memorial Health Care System, Worcester, MA.

Mr. Lipton has been President of Lipton Financial Services, Inc. (a money management and investment banking firm, specializing in restaurant, franchising and retailing industries) since 1993.  Since February 1995, he has also been a Managing Director of Axiom Capital Management, Inc., a NASD broker/dealer.  From 1981 until February 1995, he was Managing Director of Ladenburg, Thalmann & Co., Inc., a broker/dealer and investment banking firm.

Mr. Polcari was a founder of Pizzeria Regina, Inc. and employed by the Company and its predecessor in various capacities from its inception.  He is a recipient of the National Restaurant Association’s state restaurateur of the year award for the Commonwealth of Massachusetts.  Mr. Polcari is the spouse of Ms. Salhany.

Ms. Salhany is currently a media consultant and President of JHMedia, Inc.  She served as the CEO, Co-President and a director of Lifef/x, Inc., a publicly traded software company, from December 1999 until 2002.  In March 2002, she resigned as CEO and Co-President of Lifef/x.  In May 2002 Lifef/x filed a voluntary petition in bankruptcy under the Federal Bankruptcy Code, and in June 2002 Ms. Salhany resigned as a director of Lifef/x.  Ms. Salhany was President of JH Media, Ltd., an advisory company with offices in Boston and Los Angeles, from 1997 until December 1999.  From 1994 through 1997, Ms Salhany was the President and Chief Executive Officer of the United Paramount Network.  She serves on the boards of directors of Hewlett Packard Corporation and American Media.  Ms. Salhany is the spouse of Mr. Polcari.

Fran Ross, 54, was appointed the Company’s Vice President in February 1995 and Chief Financial Officer in October 1995.

Anthony A. Buccieri, 48, was appointed Vice President of Operations in April 1994.  Mr. Buccieri joined a predecessor of the Company in 1974 and has served in various capacities since that date, including as operations supervisor, assisting in the opening of all Pizzeria Regina restaurants since 1983.

ITEM 11.                      EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation during each of the last three fiscal years of the Chief Executive Office and of each executive officer whose annual salary and bonus exceeded $100,000 for services in all capacities to the Company during the fiscal 2003 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

			Annual Compensation			Long -Term Compensation Awards
Name other and Principal Positons	Fiscal Year Ended	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Under- Lying Options ($)	LTIP Payouts ($)	All Compen sation ($)

George R. Chapdelaine	4/27/2003	215,000	73,000
President and CEO	4/28/2002	205,000	61,000
	4/29/2001	195,000	0

Anthony Buccieri	4/27/2003	123,000	42,000
Vice President Operations	4/28/2002	117,000	35,000
	4/29/2001	111,000	0

Fran V. Ross	4/27/2003	119,000	40,000
Vice President Administration	4/28/2002	114,000	34,000
and Chief Financial Officer	4/29/2001	109,000	0

Employment Contract

The Company and Mr. Chapdelaine, the Chief Executive Officer and President of the Company, entered into a one year employment agreement dated July 1, 1999, which automatically renews annually unless terminated by either party.  Mr. Chapdelaine was also provided with an automobile plus the cost of annual insurance and with such other employee benefits as were generally available to employees or officers of the Company.

Under the terms of the employment agreement, if Mr. Chapdelaine’s employment with the Company is terminated by the Company upon 30 days notice without cause, or if Mr. Chapdelaine terminates his employment with the Company for good reason (either a material reduction in his overall level of responsibility or the relocation of the Company’s executive offices to a location that is more than 35 miles from Boston, Massachusetts, in each case without his consent) or due to a change in control of the Company, then the Company must continue to pay Mr. Chapdelaine his then-current base salary, payable monthly, during a one-year severance period, and Mr. Chapdelaine may not compete with the Company during that period.

Mr. Chapdelaine’s employment agreement also contains a non-competition provision that prohibits  Mr. Chapdelaine from directly or indirectly competing with the Company as long as he is an employee of the Company and, in the case of his voluntarily termination or his termination by the Company for cause, for a period of two years thereafter.  The agreement also contains confidentiality provisions that provide that Mr. Chapdelaine may not disclose proprietary information of the Company, other than in furtherance of the business of the Company or in response to a court order.

Bonus Program

The Company has adopted an incentive program under which key contributors, selected by the Compensation Committee, will be paid cash bonuses.  The aggregate amount of these bonuses will be based upon a formula related to the financial performance of the Company.  Bonuses, if any, will be allocated by the Compensation Committee among the individual employees based upon their performance during the year.

ITEM 12.                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 7, 2003 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the Named Executive Officers listed in the Summary Compensation Table under Item 11, and (iv) all current executive officers and directors of the Company, as a group.  Except where otherwise indicated, this information is based upon information provided to the Company by the named person.

Name and Address	Number of Shares Beneficially Owned(1) (2)	Percentage of Outstanding Shares
George R. Chapdelaine (3) c/o Boston Restaurant Associates, Inc. 999 Broadway Saugus, MA 01906	810,390	11.3%

Hugh Devine (4)	60,000	*

Robert Karam (5)	30,000	*

Roger Lipton (5) 983 Park Avenue New York, NY 10028	1,561,090	22.1%

John P. Polcari, Jr. (6) (7) c/o Boston Restaurant Associates, Inc. 999 Broadway Saugus, MA 01906	897,745	12.7%

Lucille Salhany (5) (6)	166,399	2.4%

Anthony Buccieri (8)	75,000	1.1%

Fran V. Ross (8)	94,801	1.3%

Dolphin Management, Inc. (9) 129 East 17th Street New York, NY 10003	1,115,000	15.8%

Jordan American Holdings, Inc. (10) 1875 Ski Time Square Dr., Suite 1 Steamboat, Springs, CO 80487-9015	703,186	9.3%

All directors and executive officers as a group (8 persons) (11)	3,559,026	47.9%

*Less than one percent

(1)

Unless otherwise indicated in other footnotes, to the knowledge of the Company, all persons listed have sole voting and investment power with respect to shares of Common Stock, except to the extent shared with spouses under applicable law.

(2)

In computing the number of shares beneficially owned and the percentage of ownership of that person, shares of Common Stock subject to options or warrants exercisable within 60 days after the date of the information in the table are deemed outstanding. However, such shares are not deemed outstanding for the purpose of computing percentage ownership of any other person.

(3)	Includes 80,000 shares issuable pursuant to stock options.

(4)	Includes 60,000 shares issuable pursuant to stock options.

(5)	Based upon information contained in Schedule 13D, as filed with the Securities and Exchange Commission on July 8, 2003 and includes 30,000 shares issuable pursuant to stock options.

(6)	Includes 123,658 shares issued to Lucille Salhany and Mr. Polcari jointly with rights of survivorship and 12,741 shares held by Ms. Salhany for the benefit of certain family members.

(7)	Includes 30,000 shares issuable pursuant to stock options.

(8)	Includes 69,900 shares issuable pursuant to stock options.

(9)	Based upon information contained in a Schedule 13D, as amended, as filed with the Securities and Exchange Commission on March 31, 1998, and written information provided by Dolphin Management, Inc.

(10)

Based upon information contained in a Schedule 13G as filed with the Securities and Exchange Commission on February 13, 1998. Includes 500,000 shares issuable pursuant to currently exercisable warrants.

(11)	Includes 339,800 shares issuable pursuant to stock options.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had subordinated debentures outstanding at April 27, 2003 consisted of convertible subordinated debentures in the amount of $1,450,000 bearing interest at 8% through 31 December, 1997; 10% through 31 December, 1998; 12% through 31 December 1999; and 14% through 2011, equivalent to a blended rate of at 13.2% annually, payable semi-annually and convertible into the Company’s Common Stock at a conversion rate of $1.25 per share.  The Company can redeem the convertible debentures under certain conditions.  The debentures are due December 2011. A member of the board of directors of the Company received a fee equal to 5% of the proceeds as compensation for services in connection with this transaction.

ITEM 14.                      CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls

The Securities and Exchange Commission has recently adopted new rules requiring public companies to establish disclosure controls and procedures, as described below (“Disclosure Controls”) and then quarterly evaluate the effectiveness of the design and operation of those Disclosure Controls.  Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  Appearing immediately following the Signatures section of this Annual Report are the certifications of the CEO and the CFO as to our Disclosure Controls required in accord with Section 302 of the Sarbanes-Oxley Act of 2002.  The information concerning the evaluation referred to in those certifications should be read in conjunction with this section.

Disclosure Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls.

The Securities and Exchange Commission has also recently adopted new rules with respect to internal controls over financial reporting (“Internal Controls”).  In future years, the Company management will be required to perform an assessment of the Company’s Internal Controls, and its independent auditors will be required to audit that assessment.  However, those rules will not be applicable to the Company until its fiscal year ending April 30, 2005.

Internal Controls are defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes, and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in conformity with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with proper authorizations, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposal of assets that could have a material effect on our financial statements.

While there is substantial overlap between Disclosure Controls and Internal Controls, they are two separate concepts.

In the Company’s specific case, it maintains Internal Controls through the use of an automated data processing system and prescribed reporting procedures.  Each restaurant has a point-of-sale system that captures restaurant operating information. The restaurants forward daily sales reports, vendor invoices, payroll information and other data to the Company’s corporate headquarters.  Company management uses this data to centrally monitor costs and sales mix, and to prepare periodic financial management reports.  This system is also used for budget analysis, planning and  determination of menu composition.  Restaurant managers perform daily inventories of key supplies.  All other supplies are inventoried weekly at the Pizzeria Regina restaurants and monthly at the Polcari’s North End restaurants.  Cash is controlled through deposits of sales proceeds in local operating accounts following each restaurant shift with respect to the Pizzeria Regina locations and following each business day with respect to the Polcari’s North End locations.  The balances in those accounts are wire transferred daily to the Company’s principal operating account.

During fiscal year 2003 there were no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Scope of the Disclosure Controls Evaluation

The CEO/CFO evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Annual Report.  In the course of the evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective actions, including process improvements, were being undertaken.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal

Controls and to make modifications as necessary.

Based upon the evaluation, our CEO and CFO have concluded, subject to the limitations noted above, that our Disclosure Controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

ITEM 15                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

As noted, the Audit Committee appointed BDO Seidman, LLP as independent public accountants to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending April 27, 2003.  BDO Seidman, LLP has audited the Company’s financial statements annually since 1994, and has served either the Company or its predecessor as independent public accountants for more than 19 years.  The Audit Committee believes it is desirable and in the best interest of the Company to continue employment of that firm.  A representative of BDO Seidman, LLP will be at the Meeting and will have an opportunity to make a statement, if so desired.  The representative will be available to respond to appropriate questions.

Audit Fees.  BDO Seidman, LLP billed the Company an aggregate of $106,000 and $112,200 for the fiscal years ended April 28, 2002 and April 27, 2003, respectively, for professional services rendered by BDO Seidman, LLP in connection with its audit of the Company’s financial statements, its review of the Company’s quarterly reports on Form 10-QSB, and services normally provided in connection with statutory or regulatory filings or engagements.

Audit Related Fees.  BDO Seidman, LLP billed the Company an aggregate of $0 and $10,600 in the fiscal years ended April 28, 2002 and April 27, 2003, respectively, for professional services rendered by BDO Seidman, LLP for assurance and related services reasonably related to the performance of an audit or review.

Tax Fees.  BDO Seidman, LLP billed the Company an additional $39,700 and $30,000 in the fiscal years ended April 28, 2002 and April 27, 2003, respectively for tax compliance, tax advice and tax planning.

All Other Fees.  BDO Seidman, LLP did not bill the Company for professional services not otherwise described above in the fiscal years ended April 28, 2002 and April 27, 2003, respectively.

Commencing January 1, 2003, in each case where approval was sought for the provision of non-audit services, the Audit Committee considered whether the independent auditors’ provision of such services to the Company is compatible with maintaining the auditors’ independence and determined that they were.

PART IV

ITEM 16                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  FINANCIAL STATEMENTS AND SCHEDULES

(1)            Financial Statements listed under Part II, Item 8

(2)            Financial Statement Schedules have been omitted because the required information is not applicable or required, or because the required information is shown either in the Financial Statements or the notes thereto.

(b)                                 REPORTS ON FORM 8-K

(i)  None

EXHIBITS

Exhibit Number		Reference Number
3.01	Amended Certificate of Incorporation of the Registrant	G-3.01*

3.02	Amended By-Laws of the Registrant	A-3(b)*

4.01	Description of Stock (contained in the Amended Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).	G-4.01*

4.02	Form of Certificate evidencing shares of Common Stock	D-4(b)*

4.03	Form of Option granted to Mr. Chapdelaine and Mr. Polcari in consideration of their guaranties of Boston Restaurant Associates, Inc. obligations under the H.C.B. Corporation leases	F-4.04*

10.01	Loan Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 30, 2002	K—6(a)(i)

10.02	Note from Boston Restaurant Associates, Inc. to Commerce Bank & Trust Company dated April 30, 2002	K—6(a)(ii)

10.03	Security Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 30, 2002	K—6(a)(iii)
10.04	Form of Indemnification Agreement with each of the directors and certain officers of the Registrant**	A-10(bb)*

10.05	Incentive Stock Option Plan**	B-10(h)*

10.06	Employment Contract of George R. Chapdelaine dated July 1, 1999**	H-99.A*

10.07	2002 Combination Stock Option and Share Award Plan**	J-10(h)*

10.08	Charter of the Audit Committee of Boston Restaurant Associates, Inc., as adopted December 6, 2002	I-99*
21	Subsidiaries of the Registrant	A-21*

23	Consent of BDO Seidman, LLP	Filed Herewith
99.1	Sarbanes-Oxley Section 302 Certification	Filed herewith

99.2	Sarbanes-Oxley Section 906 Certification	Filed herewith

*

In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Management Contract or Compensatory Plan or Arrangement

A	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 33-81068). The number set forth herein is the number of the Exhibit in said registration statement.

B	Incorporated by reference to the Company’s registration statement on Form S-1 (File No. 33-31748). The number set forth herein is the number of the Exhibit in said registration statement.

C	Incorporated by reference to the Company’s annual report on

Form 10-K for the year ended April 30, 1991. The number set forth herein is the number of the Exhibit in said annual report.
D	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended April 30, 1994. The number set forth herein is the number of the Exhibit in said annual report.

E	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the period ended January 25, 1998. The number set forth herein is the number of the Exhibit in said quarterly report.

F	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended April 26, 1998. The number set forth herein is the number of the Exhibit in said annual report.

G	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended April 25, 1999. The number set forth herein is the number of the Exhibit in said annual report.

H	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for period ended July 25, 1999. The number set forth herein is the number of the Exhibit in said quarterly report.

I	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for period ending January, 2001. The number set forth herein is the number of the Exhibit in said quarterly report.

J	Incorporate by reference to the Company’s Annual report on Form 10-K for the year ended April 28, 2002. The number set forth herein is the number of the Exhibit in said annual report.

K	Incorporated by reference to the Company’s quarterly report on Form 10-Q for period ended July 28, 2002. The number set forth herein is the number of the Exhibit in said quarterly report.

(d)	FINANCIAL STATEMENT SCHEDULES

The Financial Statement Schedules required by this item, if any, are listed under Item 14(a)(2).

Boston Restaurant
Associates, Inc. and
Subsidiaries

Consolidated Financial Statements
Years Ended April 27, 2003 and April 28, 2002

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of

Boston Restaurant Associates, Inc.

We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 27, 2003 and April 28, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 27, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 27, 2003 and April 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Boston, Massachusetts

June 20, 2003

Boston Restaurant Associates, Inc.
and Subsidiaries

Consolidated Balance Sheets

	April 27, 2003	April 28, 2002

Assets (Note 5)

Current:
Cash and cash equivalents	$1,106,701	$932,806
Accounts receivable	137,123	123,840
Inventories (Note 1)	541,030	546,688
Prepaid expenses and other	164,610	118,189

Total current assets	1,949,464	1,721,523

Property and equipment (Note 9):
Building	512,500	512,500
Leasehold improvements	6,739,402	6,517,055
Equipment, furniture and fixtures	4,509,527	4,329,675

	11,761,429	11,359,230

Less accumulated depreciation and amortization	6,472,336	5,508,234

Net property and equipment	5,289,093	5,850,996

Other assets, net (Note 2)	581,545	614,572

Goodwill, net (Note 3)	453,643	453,643

	$8,273,745	$8,640,734

See accompanying summary of accounting policies and notes to consolidated financial statements.

	April 27, 2003	April 28, 2002

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$580,070	$805,719
Accrued expenses (Note 4)	1,319,805	1,440,237
Current maturities (Notes 5, 6 and 9):
Long-term debt	220,835	528,623
Notes payable - stockholder	5,820	5,533
Obligations under capital leases	195,365	364,077

Total current liabilities	2,321,895	3,144,189

Long-term obligations:
Long-term debt, less current maturities (Note 5)	511,671	346,087
Notes payable - stockholder, less current maturities (Note 6)	94,964	100,784
Obligations under capital leases, less current maturities (Note 9)	253,688	449,154
Deferred rent (Note 9)	396,271	376,825
Subordinated debentures (Notes 7 and 10)	1,450,000	1,500,000
Other long-term liabilities (Note 9)	506,698	978,026

Total liabilities	5,535,187	6,895,065

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity (Notes 7 and 10):
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 25,000,000 shares authorized; issued 7,060,170 shares; outstanding 7,035,170 shares	70,602	70,602
Additional paid-in capital	10,922,636	10,922,636
Accumulated deficit	(8,229,988)	(9,222,877)

	2,763,250	1,770,361

Less treasury stock, 25,000 shares at cost	(24,692)	(24,692)

Total stockholders’ equity	2,738,558	1,745,669

	$8,273,745	$8,640,734

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.
and Subsidiaries

Consolidated Statements of Operations

Years ended	April 27, 2003	April 28, 2002	April 29, 2001

Revenues:
Restaurant sales	$22,477,600	$23,827,993	$21,609,893
Franchise fees (Note 9)	64,275	26,446	98,014

Total revenues	22,541,875	23,854,439	21,707,907

Costs and expenses:
Cost of food, beverages and liquor	4,348,095	4,885,952	4,644,810
Other operating expenses	13,570,421	14,293,083	13,052,040
General and administrative	2,610,666	2,132,756	1,837,085
Depreciation and amortization	1,056,889	1,152,860	1,161,628
Pre-opening costs	8,545	—	658,090
Litigation and settlement costs (Note 9)	(443,445)	—	1,847,487
Charge for asset impairment (Note 13)	—	—	580,000

Total costs and expenses	21,151,171	22,464,651	23,781,140

Operating income (loss)	1,390,704	1,389,788	(2,073,233)

Interest expense, net of interest income of $2,987, $0 and $35,509 in 2003, 2002 and 2001, respectively	(407,243)	(508,072)	(456,842)

Other income, net	9,428	9,015	19,771

Net income (loss)	$992,889	$890,731	$(2,510,304)

Net income (loss) per share of common stock (Note 12):
Basic and diluted	$.14	$.13	$(.36)

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.

and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock $ .01 Par Value		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount

Balance, April 30, 2000	7,060,170	$70,602	$10,922,636	$(7,603,304)	25,000	$(24,692)	$3,365,242

Net loss for the year	—	—	—	(2,510,304)	—	—	(2,510,304)

Balance, April 29, 2001	7,060,170	70,602	10,922,636	(10,113,608)	25,000	(24,692)	854,938

Net income for the year	—	—	—	890,731	—	—	890,731

Balance, April 28, 2002	7,060,170	70,602	10,922,636	(9,222,877)	25,000	(24,692)	1,745,669

Net income for the year	—	—	—	992,889	—	—	992,889

Balance, April 27, 2003	7,060,170	$70,602	$10,922,636	$(8,229,988)	25,000	$(24,692)	$2,738,558

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows
(Note 11)

Years ended	April 27, 2003	April 28, 2002	April 29, 2001

Cash flows from operating activities:
Net income (loss)	$992,889	$890,731	$(2,510,304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,056,889	1,152,860	1,161,628
Litigation settlement	(443,445)	—	955,000
Charge for asset impairment	—	—	580,000
Changes in operating assets and liabilities:
Accounts receivable	(13,283)	472	(75,036)
Inventories	5,658	32,582	(208,598)
Prepaid expenses and other	(46,421)	(78,924)	7,650
Other assets	(59,760)	(20,024)	(52,450)
Accounts payable	(225,649)	(413,705)	823,087
Accrued expenses	(120,432)	(61,507)	407,134
Deferred rent	19,446	94,466	133,622
Other long-term liabilities	(27,883)	20,026	65,000

Net cash provided by operating activities	1,138,009	1,616,977	1,286,733

Cash flows from investing activities:
Capital expenditures	(402,199)	(127,739)	(1,944,929)

Net cash used for investing activities	(402,199)	(127,739)	(1,944,929)

Cash flows from financing activities:
Repayments of long-term debt	(1,064,509)	(536,374)	(456,446)
Repayments of capital lease obligations	(364,178)	(347,846)	(294,702)
Repayments of stockholder loans	(5,533)	(5,260)	(4,994)
Repayments of subordinated convertible debentures	(50,000)	—	—
Proceeds from issuance of long-term debt	922,305	—	800,000

Net cash provided by (used for) financing activities	(561,915)	(889,480)	43,858

Net increase (decrease) in cash and cash equivalents	173,895	599,758	(614,338)

Cash and cash equivalents, beginning of year	932,806	333,048	947,386

Cash and cash equivalents, end of year	$1,106,701	$932,806	$333,048

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.
and Subsidiaries

Summary of Accounting Policies

Nature of Business And Basis of Presentation

The Company is engaged in the restaurant business.  As of April 27, 2003, April 28, 2002 and April 29, 2001, the Company operated twelve pizza restaurants and four casual Italian dining restaurants.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Fiscal Year	The Company’s fiscal year ends on the last Sunday in April. Fiscal years 2003, 2002 and 2001 included 52 weeks.

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

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.  As of April 27, 2003 and April 28, 2002, cash equivalents were not material.

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

Other Assets

Deferred Financing Costs	Costs incurred in connection with obtaining financing are amortized over the terms of the related debt.

Lease Acquisition Rights	Costs incurred in connection with the purchases of leases are being amortized over the terms of the leases.

Goodwill	Goodwill resulting from the excess of cost over the fair value of net assets acquired is being tested for impairment in accordance with the guidelines in SFAS No. 142.

Revenue Recognition

Restaurant Sales	Substantially all restaurant sales represent retail sales to the general public through Company-owned restaurants. Such amounts are recognized as revenue at the point of sale.

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

Advertising Costs	Advertising costs are expensed when incurred. Advertising expense amounted to approximately $380,000, $385,000 and $243,000 in 2003, 2002 and 2001, respectively.

Pre-Opening Costs	All nonrecurring costs, such as recruiting, training and other initial direct administrative expenses associated with the opening of new restaurant locations, are expensed as incurred.

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

Stock Options

The Company accounts for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.  Accordingly, the Company has recognized no compensation cost for its stock option plans.  The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” which require the disclosure of the effects of fair value accounting on earnings and earnings per share of common stock on a pro forma basis.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”), which (i) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim

Financial Reporting,” to require disclosure about those effects in interim financial information.  Items (ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.  The Company adopted items (ii) and (iii) of SFAS No. 148 for the fiscal year ended April 27, 2003 and continues to account for stock-based compensation utilizing the intrinsic value method.  Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below along with the additional disclosures required by SFAS No. 148 are as follows:

Years ended April	2003	2002	2001

Net income (loss) as reported	$992,889	$890,731	$(2,510,304)
Add:
Stock-based employee compensation expense included in reported net income (loss), net of tax	—	—	—
Deduct:
Total stock-based compensation expense determined under fair value based method	53,853	58,870	(82,618)

Net income (loss) - pro forma	$939,036	$831,861	$(2,592,922)

Basic and diluted earnings per share:
As reported	$0.14	$0.13	$(0.36)
Pro forma	$0.13	$0.12	$(0.37)

Net Income (Loss) Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per Share.”  Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares and dilutive common shares equivalent outstanding for the period.  Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares and dilutive common share equivalents computed using the average market price for the period under the treasury stock method.

Long-Lived Assets

In Fiscal 2003, the Company adopted Statement of Financial Accounting Standards No 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, other than goodwill.  Although SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets To Be Disposed Of”, it retains many of the fundamental provisions of SFAS 121.  SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  However, it retains the requirement of ABP 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale.  The adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial statements.

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  In fiscal 2001, the Company recorded an impairment charge related to the write-down of certain long-lived assets (see Note 12).

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.”  SFAS No. 145 rescinds Statement No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  SFAS No. 145 also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of “Motor Carriers.”  SFAS No. 145 amends FASB Statement No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provision of SFAS No.145 related to the rescission of Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of SFAS No. 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002.  Early application of the provisions of this Statement is encouraged. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement superseded EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”.  Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  The Company does not believe the adoption of SFAS No. 146 will have an impact on its consolidated financial position and results of operations.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”  Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees.  FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not believe the adoption of FIN 45 will have any effect on its financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires that the criteria for consolidations be based upon analysis of risks and rewards, not control, and represents a significant and complex modification of previous accounting principles.  FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003.  The Company does not believe the adoption of FIN 46 will have an effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 is the first phase of the FASB’s project on liabilities and equity.  SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Many of these instruments were previously classified as equity.  For example, if an employer’s issuance of its shares to a key employee requires the employer to redeem the shares upon the employee’s death, then those shares must be classified as a liability, not as equity.  For publicly-held companies, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  SFAS No. 150 requires companies to record the cumulative effect of financial instruments existing at the adoption date. The Company does not believe the adoption of SFAS No. 150 will have a significant effect on the Company’s operations, financial position or cash flows.

1. Inventories	Inventories consist of the following:

		April 27, 2003	April 28, 2002

	Food, beverages, and liquor	$198,599	$212,678
	Paper goods and supplies	342,431	334,010

	Total	$541,030	$546,688

2. Other Assets	Other assets consist of the following:

		April 27, 2003	April 28, 2002

	Deposits and other	$276,165	$254,195
	Lease acquisition rights	290,700	290,700
	Deferred financing costs	342,198	298,007

		909,063	842,902

	Less accumulated amortization	327,518	228,330

	Other assets, net	$581,545	$614,572

3. Goodwill

Effective April 29, 2002 the Company adopted FASB Statement No. 141, Business Combinations (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but test goodwill for impairment at least annually.  In addition, SFAS 142, requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142.  SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized.

As of April 29, 2002, the Company’s goodwill of $453,643 was associated with the acquisition of Capucino’s, Inc. in 1994.   No adjustment to the $453,643 balance of goodwill was deemed necessary during the year ended April 27, 2003.  Prior to the adoption of SFAS 142, the Company amortized goodwill over twenty years which resulted in amortization of $37,806 in both fiscal years 2002 and 2001.

	The effect on reported net income (loss) due to the discontinuance of goodwill amortization is as follows:

	2003		2002	2001

	Reported net income (loss)	$992,889	$890,731	$(2,510,304)
	Goodwill amortization	—	37,806	37,806

	Adjusted net income (loss) after discontinuance of goodwill amortization	$992,889	$928,537	$(2,472,498)

	Basic earnings per share as reported	$.14	$.13	$(.36)
	Goodwill amortization	—	—	—

	Basic earnings per share after discontinuance of goodwill amortization	$.14	$.13	$(.35)

	Diluted earnings per share as reported	$.14	$.13	$(.36)
	Goodwill amortization	—	—	—

	Diluted earnings per share after discontinuance of goodwill amortization	$.14	$.13	$(.35)

4. Accrued Expenses	Accrued expenses consist of the following:

			April 27, 2003	April 28, 2002

	Professional fees		$195,250	$222,639
	Compensation		568,241	554,704
	Interest		153,712	170,164
	Accrued rent		45,266	138,306
	Gift certificates		171,759	159,674
	Other		96,156	102,491
	Taxes other than income taxes		89,421	92,259

	Total		$1,319,805	$1,440,237

5. Revolving Credit Facility and Long-Term Debt

On April 30, 2002, the Company entered into a new $3,500,000 credit facility with Commerce Bank and Trust Company.  The credit facility permits the Company to borrow amounts to pay the costs for new restaurant openings and repay over a fixed term of either four or five years.  No new borrowings may be made under the credit facility after April 30, 2004.  Each borrowing under the credit facility bears interest at the bank’s base rate plus 1.75%, subject to an annual adjustment to the bank’s then current base rate plus 1.75%.  The Company borrowed $922,000, under the facility on April 30, 2002 to pay off the term notes under the prior bank facility.  The note for that borrowing bore interest at 6.75% for the first year through April 27, 2003, and was adjusted to 6.25% after the annual adjustment on April 30, 2003.  The note is payable in monthly installments over four years.  At April 27, 2003, the amount available for borrowing under the credit facility was $2,767,000.  All borrowings under the credit facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  The Company was in compliance with the various financial covenants of the credit facility at April 27, 2003.

Long-Term Debt	Long-term debt consists of the following:

		April 27, 2003	April 28, 2002

	Notes payable to a bank bearing interest at 6.75% (subject to adjustment each year to the bank’s base rate plus 2%), representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $22,022 through April 2006.	$732,506	$—

	Notes payable to a bank bearing interest at 9.68%, repaid in fiscal 2003.	—	306,726

	April 27, 2003	April 28, 2002

Notes payable to a bank bearing interest at 9.68%, repaid in fiscal 2003.	—	184,037

Notes payable to a bank bearing interest at 7.84%, repaid in fiscal 2003.	—	89,409

Notes payable to a bank bearing interest at 8.89%, repaid in fiscal 2003.	—	112,956

Notes payable to a bank bearing interest at 9.12%, repaid in fiscal 2003.	—	115,138

Notes payable to a bank bearing interest at 8.89%, repaid in fiscal 2003.	—	66,444

Total	732,506	874,710

Less current maturities	220,835	528,623

Long-term debt	$511,671	$346,087

	Maturities of long-term debt are as follows:

	Fiscal year ending	Amount

	2004	$220,835
	2005	236,535
	2006	253,241
	2007	21,895

	Total	$732,506

6. Notes Payable - Stockholder

Notes payable - stockholder consists of two notes, with interest at 7.18% and 8%, payable in aggregate monthly installments of principal and interest of $810, maturing January 2017.  Maturities of notes payable - stockholder are as follows:

	Fiscal year ending	Amount

	2004	$5,820
	2005	6,114
	2006	6,419
	2007	6,736
	2008	7,049
	Thereafter	68,646

	Total	$100,784

7. Subordinated Debentures

Subordinated debentures with an outstanding balance of $1,450,000 at April 27, 2003 and $1,500,000 at April 28, 2002 consist of convertible debentures bearing interest at variable rates of 8% through December 31, 1997, 10% through December 31, 1998, 12% through December 31, 1999 and 14% through December 31, 2011, payable semi-annually and convertible into the Company’s common stock at a conversion rate of $1.25 per share.  The Company has recorded interest costs related to these debentures at a straight-lined rate of 13.2%.  The convertible debentures are convertible at the option of the holder, at any time, and automatically convert into shares of common stock at the conversion rate if the average bid price of the Company’s common stock for any sixty consecutive trading days is equal to or greater than $3.00.  The debentures are due on December 31, 2011.

8. Taxes on Income (Loss)	At April 27, 2003, the Company has the following net operating loss carryforwards, subject to review by the Internal Revenue Service, available to offset future federal taxable income:

		Amount	Expiration Dates

	Net operating losses purchased in a 1994 acquisition, whose use is limited.	$1,094,000	2005 - 2009

	Net operating losses incurred before and after acquisition and available for immediate offset against taxable income.	$3,644,000	2008 - 2017

Deferred tax assets are comprised of the following:

April 27, 2003	April 28, 2002

Deferred tax assets:
Net operating loss carryforwards	$1,895,000	$2,272,000
Fixed assets	791,000	690,000
Pre-opening costs	172,000	240,800
Accruals and other reserves	223,000	411,700
Valuation allowance	(3,081,000)	(3,614,500)

Net deferred tax assets	$—	$—

The Company has provided a valuation allowance equal to 100% of its total deferred tax assets in recognition of the uncertainty regarding the ultimate amount of the deferred tax assets that will be realized.  Pre-opening costs have been capitalized and amortized over a five year period for tax purposes.

A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before taxes on income (loss) is as follows:

April 27, 2003	April 28, 2002	April 29, 2001

Statutory rate	34.0%	34.0%	(34.0)%

Change in valuation allowance	(34.0)	(34.0)	34.0

Effective tax rate	—%	—%	—%

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

	The following is an analysis of equipment held under capital leases, included in property and equipment in the accompanying consolidated balance sheets:

		April 27, 2003	April 28, 2002

	Equipment	$1,739,896	$1,739,896
	Less accumulated amortization	1,017,897	797,965

	Net leased property under capital leases	$721,999	$941,931

Aggregate minimum rental requirements under capital leases and operating leases as of April 27, 2003, are approximately as follows:

Fiscal year ending	Capital Leases	Operating Leases

2004	$240,469	$3,072,000
2005	214,701	3,032,000
2006	63,457	2,820,000
2007	—	2,333,000
2008	—	2,021,000
Thereafter	—	4,703,000

Total minimum lease payments	518,627	$17,981,000

Amount representing interest	(69,574)

Present value of net minimum lease payments	449,053

Less current maturities	195,365

Long-term maturities	$253,688

Deferred rent liabilities of $396,271 and $376,825 as of April 27, 2003 and April 28, 2002, respectively, were recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

Rent expense under all operating leases amounted to approximately $2,810,000, $2,790,000 and $2,720,000 during fiscal 2003, 2002 and 2001, respectively, which included contingent rent of approximately $69,000, $95,000 and $108,000, respectively.

Franchising

In December 1997, the Company formed Boston Restaurant Associates International, Inc. (“BRAII”), a wholly-owned subsidiary, for the purpose of offering Pizzeria Regina and Polcari’s franchise opportunities both domestically and internationally.  During fiscal 2003, the Company recognized $64,000 in franchise fee revenues, $50,000 related to territory fees and $14,000 related to royalties.  During fiscal 2002, the Company recognized $26,446 in franchise fee revenues, $20,000 relating to the opening of a domestic Pizzeria Regina franchise and $6,446 related to royalties.  During fiscal 2001, the Company recognized $98,014 in franchise fee revenues, $35,000 relating to the opening of an international Polcari’s North End franchise, and $63,014 related to royalties.

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

The Company recorded approximately $57,000 in development fees during fiscal 2001, prior to the termination of the Development Agreement.  For fiscal 2003 and 2002, no development fees or royalties had been earned.

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

Under the terms of the settlement agreement, commencing with the month of May 2001 and ending with the month of April 2008, Italian Ventures shall be entitled to receive from the Company, in exchange for any and all ownership interest held by Italian Ventures, a royalty equal to seven tenths of one percent (0.7%) of the monthly gross sales of each Polcari’s Bistro restaurant (as specifically defined therein); provided, however, that Italian Ventures shall not be entitled to receive any additional royalties from the Company once the total of all royalties paid to Italian Ventures by the Company on a cumulative basis during the seven year period equals $1,700,000.  The settlement payments do not reflect any transfer of rights from Italian Ventures to the Company nor did the Company derive or receive any on-going benefit to its operations as a result of the settlement.  The Company determined that a loss had been incurred in settlement of litigation.

Accordingly, the Company recorded a non-recurring charge of approximately $955,000 in the fourth quarter of fiscal 2001 which is included in litigation and settlement costs in the consolidated statements of operations.  The corresponding settlement liability was recorded on the Company’s balance sheet for $955,000 at April 29, 2001.  The settlement liability represented the Company’s best estimate of the total royalty payments expected to be made during the seven year settlement period.  This estimate was based on 0.7% of the projected sales of current and future Polcari’s Bistro Restaurants of approximately $1,250,000 discounted to reflect the present value of $955,000.

During fiscal 2003, the Company made royalty payments of approximately $62,000 and recorded interest expense of approximately $59,000 related to the amortization of the discount to present value.  In the fourth quarter of fiscal 2003, the Company reviewed the estimate of future royalties based upon changes in anticipated future growth of existing Bistro unit sales and future Bistro unit openings and closings.  As a result, the accrual related to the settlement liability was reduced by $443,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures.  The $443,000 reduction in the settlement liability is recorded as income in litigation and settlement costs in the consolidated statements of operations for fiscal 2003.  During fiscal 2002, the Company made royalty payments of approximately $42,000 and recorded interest expense of $57,100 related to the amortization of the discount to present value.  The liability outstanding as of April 27, 2003 was $524,000 of which $454,000 was recorded in other long-term liabilities.  Additionally, legal fees and other costs related to the litigation of approximately $892,000 were recorded during fiscal 2001.

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

10. Stockholders’ Equity

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

Stock Options and Warrants

In September 2002, the Company’s stockholders approved the 2002 Combination Stock Option and Share Award Plan.

The 2002 Combination Plan provides for the granting of incentive stock options intended to qualify under the requirements of the Internal Revenue Code and options not qualified as incentive stock options.  Incentive stock options may only be granted to employees of the Company.  Non-employees contributing to the success of the Company are eligible to receive non-qualified stock options.  The 2002 Combination Plan is to be administered by a committee designated by the Board of Directors.  Options under the 2002 Combination Plan may not be granted after September 19, 2012 and the exercise price shall be at least equal to the fair market value of the common stock at the grant date.

Incentive stock options may be granted to holders of more than 10% of the Company’s common stock at an exercise price of at least 110% of the fair market value of the Company’s common stock at the grant date.  The terms of the options granted are to be determined by the committee, but in no event shall the term of any incentive stock option extend beyond three months after the time a participant ceases to be an employee of the Company.  No options may be exercised more than five years after the date of the grant for 10% stockholders, or ten years after the date of grant for all other participants.  A total of 500,000 shares of common stock have been reserved for issuance under the 2002 Combination Plan.

Changes in options outstanding under the 2002 Plan, options issued in connection with the guarantees of certain leases and debt by the Company’s President and Treasurer, and options issued under prior plans are summarized as follows:

	Shares	Weighted- Average Exercise Price
Balance, April 30, 2000	1,267,246	$1.07
Granted	80,000	0.89
Expired	(411,500)	(0.93)

Balance, April 29, 2001	935,746	1.11
Granted	120,000	0.71
Expired	(193,600)	(0.98)

Balance, April 28, 2002	862,146	1.08
Granted	60,000	0.62
Expired	(148,346)	1.36

Balance, April 27, 2003	773,800	$1.00

As of April 27, 2003, options for 766,000 shares were exercisable at prices ranging from $0.62 to $2.38.  As of April 28, 2002, options for 840,346 shares were exercisable at prices ranging from $0.62 to $2.38.  As of April 29, 2001, options for 821,066 shares were exercisable at prices ranging from $0.81 to $2.38.

The following tables summarizes stock options outstanding and exercisable at April 27, 2003:

			Options Outstanding
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price

$ .62	-	$ 1.17	698,800	5.9	$.93
1.24	-	1.56	40,000	4.4	1.32
1.88	-	2.38	35,000	4.0	1.95

$ .62	-	$ 2.38	773,800	5.8	$1.00

				Options Exercisable
Range of Exercise Prices				Number Exercisable	Weighted- Average Exercise Price

$ .62		-	$ 1.17	691,000	$.93
1.24		-	1.56	40,000	1.32
1.88		-	2.38	35,000	1.95

$ .62		-	$ 2.38	766,000	$1.00

At April 27, 2003, warrants outstanding, all of which are exercisable, consist of warrants to purchase 350,000 and 150,000 shares of common stock at an exercise price of $3.00 per share, expiring December 31, 2006 and January 25, 2008, respectively, granted in consideration for brokerage services related to the issuance of convertible subordinated debentures.

The convertible subordinated debentures with an outstanding balance of $1,450,000 as of April 27, 2003 are convertible into common shares at $1.25 per share.  Accordingly, 1,160,000 shares have been reserved for conversion of the subordinated debentures.

At April 27, 2003, 2,873,800 shares of common stock were reserved with respect to outstanding options, warrants and convertible debentures.

During fiscal 2003 and fiscal 2002, there were no warrants issued and no warrants expired.

During fiscal 2001, warrants to purchase 50,000 shares of common stock at $2.80 per share expired.

	In determining the pro forma amounts, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

		April 27, 2003	April 28, 2002	April 29, 2001

	Risk free interest rate	4.0%	4.6 - 5.4%	4.8 - 5.8%
	Expected dividend yield	—	—	—
	Expected lives	9.6 years	9.2 years	9.5 years
	Expected volatility	75%	75%	75%
	Fair value of options granted	$0.50	$0.59	$0.71

11. Supplemental Cash Flow Information	Cash paid for interest and income taxes as is as follows:
		April 27, 2003	April 28, 2002	April 29, 2001

	Interest	$361,340	$462,970	$504,124
	Income taxes	$—	$—	$—

	Noncash investing and financing activities are as follows:

		April 27, 2003	April 28, 2002	April 29, 2001

	Capital leases entered into during the year	$—	$—	$774,930

12. Net Income (Loss) Per Share of Common Stock

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator (net income or loss) is the same for the basic and diluted computations.

		April 27, 2003	April 28, 2002	April 29, 2001

	Basic shares	7,035,170	7,035,170	7,035,170

	Effect of dilutive securities: Options	5,784	3,206	—

	Diluted shares	7,040,954	7,038,376	7,035,170

The following table summarizes securities that were outstanding as of April 27, 2003, April 28, 2002 and April 29, 2001, but not included in the calculations of net income (loss) per share because such securities are antidilutive:

		April 27, 2003	April 28, 2002	April 29, 2001

	Options	653,800	802,146	935,746
	Warrants	500,000	500,000	500,000
	Convertible debentures	1,160,000	1,200,000	1,200,000

13. Asset Impairment Charge

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

14. Quarterly	The following table sets forth selected quarterly financial data for fiscal 2003 and 2002:
Financial Data
(Unaudited)
	Year ended April 27, 2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	Revenues	$5,630,000	$5,754,000	$5,832,000	$5,326,000
	Operating income	263,000	388,000	306,000	434,000
	Net income	159,000	284,000	210,000	340,000
	Basic income per share	.02	.04	.03	.05
	Diluted income per share	.02	.04	.03	.05

	Year ended April 28, 2002	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	Revenues	$5,986,000	$5,990,000	$6,243,000	$5,636,000
	Operating income	208,000	427,000	553,000	201,000
	Net income	94,000	285,000	430,000	81,000
	Basic income per share	.01	.04	.06	.01
	Diluted income per share	.01	.04	.06	.01

	In the fourth quarter of fiscal 2003, the Company recorded $443,000 in income related to its revised estimate of the settlement liability (see Note 9).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: July 25, 2003	By:	/s/George R. Chapdelaine
George R. Chapdelaine, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	DATE

/s/George R. Chapdelaine	July 25, 2003
George R. Chapdelaine, Chief
Executive Officer, President and
Director (principal executive officer)

/s/ Fran V. Ross	July 25, 2003
Fran V. Ross, Chief Financial Officer
(principal financial officer)

/s/Hugh Devine	July 25, 2003
Hugh Devine, Director

/s/Robert Karam	July 25, 2003
Robert Karam, Director

/s/Roger Lipton	July 25, 2003
Roger Lipton, Director

/s/John P. Polcari, Jr.	July 25, 2003
John P. Polcari, Jr., Director

/s/Lucille Salhany	July 25, 2003
Lucille Salhany, Director