Form 10-Q
period 2003-07-27
BOSTON RESTAURANT ASSOCIATES INC
filed 2003-09-05
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                                 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 27, 2003.

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant classes of common stock as of the latest practical date.  Common stock $0.01 par value 7,035,170 of September 5, 2003.

BOSTON RESTAURANT ASSOCIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 27, 2003	April 27, 2003
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$1,130,453	$1,106,701
Accounts receivable	201,522	137,123
Inventories	572,383	541,030
Prepaid expenses and other	186,763	164,610

Total current assets	2,091,121	1,949,464

Property and equipment:
Building	512,500	512,500
Leasehold improvements	7,737,907	6,739,402
Equipment, furniture and fixtures	4,872,525	4,509,527

	13,122,932	11,761,429

Less accumulated depreciation and amortization	6,664,822	6,472,336

Net property and equipment	6,458,110	5,289,093

Goodwill	453,643	453,643

Other assets	575,898	581,545

Total assets	$9,578,772	$8,273,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$731,057	$580,070
Accrued expenses	1,037,132	1,319,805
Current maturities:
Notes payable-stockholder	5,892	5,820
Long-term debt	396,368	220,835
Obligations under capital leases	181,948	195,365

Total current liabilities	2,352,397	2,321,895

Long-term obligations:
Notes payable-stockholder, less current maturities	93,464	94,964
Long-term debt, less current maturities	1,947,896	511,671
Obligations under capital leases, less current maturities	208,137	253,688
Subordinated debentures	1,450,000	1,450,000
Deferred rent	402,276	396,271
Other long-term liabilities	542,932	506,698

Total liabilities	6,997,102	5,535,187

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	0	0
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital	10,922,636	10,922,636
Accumulated deficit	(8,386,876)	(8,229,988)

Total	2,606,362	2,763,250
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity	2,581,670	2,738,558

Total liabilities and stockholders’ equity	$9,578,772	$8,273,745

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended
	July 27, 2003	July 28, 2002

Revenues:
Restaurant sales	$5,270,967	$5,626,541
Royalties	4,405	3,437

Total revenues	5,275,372	5,629,978

Costs and expenses:
Cost of food, beverages and liquor	1,046,489	1,089,491
Payroll	1,751,235	1,694,692
Other operating expenses	1,746,051	1,703,053
General and administrative	696,580	625,561
Depreciation and amortization	256,625	254,190
Pre-opening costs	57,170	0

Total costs and expenses	5,554,150	5,366,987

Operating Income (Loss)	(278,778)	262,991

Other income	217,351	5,202
Interest income	757	615
Interest expense	(96,218)	(109,648)

Net Income (Loss)	$(156,888)	$159,160

Income (Loss) per share-basic	$(0.02)	$0.02

Income (Loss) per share-diluted	$(0.02)	$0.02

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,035,170	7,043,646

See accompanying notes

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	July 27, 2003	July 28, 2002

Net cash provided by (used for) operating activities	$(122,816)	$116,674

Cash flows from investing activities:
Capital expenditures	(1,404,794)	(104,234)

Net cash used for investing activities	(1,404,794)	(104,234)

Cash flows from financing activities:
Repayments of long-term debt	(54,242)	(908,304)
Repayments of capital lease obligations	(58,968)	(85,302)
Repayments of stockholder loans	(1,428)	(903)
Proceeds from long-term debt	1,666,000	922,305

Net cash provided by (used for) financing activities	1,551,362	(72,204)

Net increase (decrease) in cash and cash equivalents	23,752	(59,764)

Cash and cash equivalents at beginning of period	1,106,701	932,806

Cash and cash equivalents at end of period	$1,130,453	$873,042

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 27, 2003

(unaudited)

1.              NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and have been reviewed by the Company’s independent auditors.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period ended July 27, 2003 are not necessarily indicative of the results that may be expected for the year ending April 25, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 27, 2003.  The balance sheet at April 27, 2003 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2004 and fiscal 2003 periods reflect the consolidated operations and cash flow of four casual dining Italian restaurant and twelve Pizzeria Regina restaurants for the entire period.

2.              NET INCOME (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator, net income (loss), is the same for the basic and diluted computations.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), which (i) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  Items (ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.  The Company adopted items (ii) and (iii) of SFAS No. 148 for the fiscal year ended April 27, 2003 and continues to account for stock-based compensation utilizing the intrinsic value method.  Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below along with the additional disclosures required by SFAS No. 148 are as follows:

	Thirteen Weeks Ending	Thirteen Weeks Ending
	July 27, 2003 2003	July 28, 2002 2002
Net income (loss) as reported	$(156,888)	$159,160
Add:
Stock-based employee compensation expense included in reported net income (loss), net of tax	—	—
Deduct:
Total stock-based compensation expense determined under fair value based method	(10,337)	(20,963)

Net income (loss)— pro forma	$(167,225)	$138,197

Basic and diluted earnings per share:
As reported	$(.02)	$.02
Pro forma	$(.02)	$.02

	Thirteen weeks ended
	July 27, 2003	July 28, 2002

Basic Shares

7,035,170

7,035,170

Effect of Dilutive Securities:

Options	0	8,476

Diluted Shares

7,035,170

7,043,646

The following table summarizes securities that were outstanding as of July 27, 2003 and July 28, 2002, but not included in the calculation of net income (loss) per share because such securities are anti-dilutive:

	Thirteen weeks ended
	July 27, 2003	July 28, 2002

Options

713,800

802,146

Warrants	500,000	500,000

Convertible Debentures	1,160,000	1,200,000

3.              NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of

EITF 00-21 is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003.  For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003.  The adoption of SFAS No. 150 is not expected to have a material effect on the Company’s financial statements.

ITEM 2.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company’s restaurant sales in the most recent quarter were $5,271,000 compared to sales of $5,627,000 in the first quarter of fiscal 2003, a decrease of 6.3%.  The Company’s management believes that the decrease in revenue is primarily attributable to the continuing economic slow down in the Northeast and to the loss of revenue due to the temporary closing of the Faneuil Hall Pizzeria Regina location from May 9, 2003 to July 2, 2003. The Company had a net loss for the first quarter of fiscal 2004 of $157,000, compared to net income of $159,000 for the same quarter of fiscal 2003.  The Company’s management believes that the decrease in profit is the result of the decline in sales volume and of an increase in pre-opening expenses related to the forthcoming opening of a new Polcari’s North End restaurant in Cambridge, MA.

The key factors that affect our operating results are the impact of new store openings, comparable restaurant sales, which are driven by comparable customer counts and check average, and our ability to manage operating expenses such as food cost, labor and benefits and other costs.  Changes in the number of restaurants in operation can change the absolute dollar amounts of revenues and expenses, and the build out and opening of new stores can affect operating profits.  Each restaurant unit’s contribution margin will vary over the life of the restaurant.  Margins tend to be low when a restaurant is first opened until customer traffic reaches planned levels.  Margins can also deteriorate at the end of a unit’s life cycle due to a decline in customer traffic caused by a variety of factors outside the control of the Company.  These economic conditions impact both the Pizzeria Regina units and the Polcari’s North End units.

There were 16 units in operation throughout each of fiscal 2004 and 2003 first quarters.

The following table sets forth all revenues, costs and expenses as a percentage of[total revenues ?] for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	July 27, 2003	July 28, 2002

Revenues:
Restaurant sales	100%	100%
Other	—	—

Total revenues	100%	100%

Costs and expenses:
Cost of food, beverages and liquor	20	19
Other operating expenses—payroll	33	30
Other operating expenses exclusive of payroll	33	30
General and administrative	13	11
Depreciation and amortization	5	5
Pre-opening costs
Operating income (loss)	(5)	5
Interest expense, net	(2)	(2)
Other income	4	—
Net income (loss)	(3)%	3%

Thirteen Weeks Ended July 27, 2003 as Compared to Thirteen Weeks ended July 28, 2002

Restaurant Sales.

Restaurant sales in the most recent quarter were $5,271,000 compared to restaurant sales in the prior year’s period of $5,627,000.  The Company’s management believes that the decrease in revenue was primarily attributable to the continuing economic slow down in the Northeast and to the loss of revenue due to the temporary closing of the Faneuil Hall Pizzeria Regina location from May 9, 2003 to July 2, 2003.

Net sales at the Company’s Pizzeria Regina restaurants decreased to $2,580,000 in the current period from $2,859,000 in the prior year’s period.  The decrease in restaurant sales was principally due to a continuing economic slow down in the Northeast and the temporary closing of the Faneuil Hall location from May 9, 2003 to July 2, 2003.  The loss of revenue from that location was partially compensated by payments under the Company’s insurance policies, which was recorded under Other Income.

Net sales at the Company’s full service casual dining restaurants decreased to $2,680,000 in the current period from $2,762,000 in the prior year’s period.  This decrease was primarily attributable to the continuing economic slow down in the Northeast.

Net sales at the Company’s commissary were $11,000 in the current period compared to $6,000 in the prior year’s period.

Royalties

During the current year period, the Company recognized $4,000 in royalties from a domestic Pizzeria Regina franchise compared to $3,000 in royalties in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

The cost of food, beverage and liquor was $1,046,000 in the current period compared to $1,089,000 in the prior year’s period. The dollar decrease was due in part to the reduction in amount of product sold in the first quarter of fiscal 2004.  The increase as a percentage of total revenues was primarily attributable to increases in costs from suppliers generally.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $400,000 in the current period compared to $430,000 in the prior year’s period due to a decrease in the amount of product sold.

The cost as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the fiscal 2004 period compared to 15% in the fiscal 2003 period.  The increase as a percentage of restaurant sales was principally due to increases in costs from suppliers in general.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $646,000 in the current period compared to $659,000 in the prior year’s period.  The dollar decrease was primarily due to the reduction in amount of product sold. The cost as a percentage of restaurant sales at these restaurants was 24% in both fiscal periods.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were $1,751,000 in the current period, compared to $1,695,000 in the prior year’s period.  The dollar increase in payroll expenses was primarily due to an increase in employee benefit health care costs. The increase as a percentage of total revenues was attributable to the fact that during the temporary closing of the Faneuil Hall location the Company continued to incur payroll costs associated with that location and to the increased employee benefit costs.

Payroll expenses of the Pizzeria Regina restaurants were $745,000 in the current period compared to $730,000 in the prior year’s period.  This dollar increase was primarily due to an increased cost in employee health benefits. Payroll expenses at these restaurants were 29% of restaurant sales in the current period compared to 26% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to the temporary closing of the Faneuil Hall location and to an increase in employee benefit costs.

Payroll expenses at the Company’s full service casual dining restaurants were $909,000 in the current period compared to $874,000 in the prior year’s period.  This dollar increase was primarily due to an increase in employee benefit costs. Payroll expenses at these restaurants were 34% of restaurant sales in the current period compared to 32% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to an increase in employee benefit costs.

Payroll expenses at the Company’s Commissary were $97,000 for the fiscal 2004 period as compared to $91,000 in the fiscal 2003 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were $1,746,000 in the current period compared to $1,703,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the reduction in revenue.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $951,000 in the current period, compared to $956,000 in the prior year’s period.  Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 37% in the current period compared to 33% in the prior year’s period.  The increase as a percentage of sales was primarily attributable to the temporary closing of the Faneuil Hall location, where the Company nonetheless continued to incur some of such costs without any corresponding revenue.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $771,000 in the current period compared to $723,000 in the prior year’s period. The dollar increase was primarily attributable to recruiting and rent expenses.  Other operating expenses also include commissary expenses, which were $24,000 in both fiscal periods.  Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 29% in the current period compared to 26% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to the reduction in revenue.

General and Administrative Expenses.

General and administrative expenses were $697,000 in the current period, compared to $626,000 in the prior year’s period.  This dollar increase was primarily attributable to consulting costs and legal fees.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was $257,000 in the current period, compared to $254,000 in the prior year’s period.

Pre-Opening Costs

Pre-opening costs for the current period were $57,000.  These costs are attributable to the forthcoming opening of a new Polcari’s North End restaurant in Cambridge, Massachusetts.

Other Income

Other income was $217,000 in the current period compared to $5,000 in the prior year’s period.  The increase in other income is attributable to insurance proceeds related to the temporary closing of Faneuil Hall Pizzeria Regina.

Interest Expense and Interest Income.

Interest expense was $96,000 in the current period as compared to $110,000 in the prior year’s period. This dollar decrease was primarily due to a decrease in interest expense under the Company’s credit facility.

Interest income was $1,000 in both fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

At July 27, 2003, the Company had negative net working capital of $261,000 compared to negative working capital of $372,000 at April 27, 2003.  It is common for companies in the restaurant industry to operate with net working capital deficits.  We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.  Accordingly, the Company believes that its existing resources described below will be sufficient to allow it to meet its existing obligations over the next twelve months, notwithstanding that it may have a net working capital deficit.

During the thirteen weeks ended July 27, 2003, the Company had a net increase in cash and cash equivalents of  $24,000 reflecting net cash used for  operating activities of $123,000, net cash used for investing activities of $1,405,000 and net cash provided by  financing activities of $1,551,000.

Net cash used for operating activities included  a reduction in accrued expenses of $283,000, an increase in accounts receivables of $64,000, an increase in inventories of $31,000, an increase in prepaid expenses of $22,000, and a net loss of $157,000, which were partially offset by a decrease in other assets of $6,000, an increase in deferred rent of $6,000, an increase in accounts payable of $151,000, an increase in other long-term liabilities of $36,000 and depreciation and amortization expense of $257,000.  Net cash used for investing activities reflects costs associated with leasehold improvements and with the purchase of equipment, furniture and fixtures for the new Cambridge, Massachusetts Polcari’s North End Restaurant and the other Company restaurants.  Net cash provided by financing activities of $1,551,000 consisted of proceeds from the Company’s credit facility with Commerce Bank and Trust, offset by the net repayments of long term debt, lease obligations and stockholders loans.

At July 27, 2003, the Company had current liabilities of $2,352,000, including $731,000 of accounts payable, $1,037,000 of accrued liabilities and current maturities of long term obligations in the amount of $584,000.  At July 27, 2003, the Company had long-term obligations, less current maturities, in the amount of $4,645,000, including $1,948,000 due under its credit facility with Commerce Bank and Trust, $94,000 of notes payable to a stockholder, $208,000 due under capital lease obligations, $1,450,000 of convertible subordinated debentures, $402,000 of deferred rent, and $543,000 of other long-term liabilities.

On April 30, 2002, the Company entered into its new $3,500,000 credit facility with Commerce Bank and Trust Company (the “Credit Facility”).  The Credit Facility permits the Company to borrow amounts to pay the costs for new restaurant openings and repay over a fixed term of either four or five years.  No new borrowings may be made under the Credit Facility after April 30, 2005.  Each borrowing under the Credit Facility bears interest at the bank’s base rate plus 2.0%, subject to an annual adjustment to the bank’s then current base rate.  The Company borrowed $922,000 under the Credit Facility on April 30, 2002 to pay off the prior bank facility.  During the first quarter of fiscal 2004, the Company borrowed an additional $1,666,000 under the Credit Facility to finance the construction of a Polcari’s North End restaurant in Cambridge, Massachusetts.  Both notes are payable over four years and bear interest at 6% as of July 27, 2003.

All borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  The Company was in compliance with the various financial covenants of the Credit Facility at July 27, 2003.

The Company plans to open three new restaurants in the next 12 months and estimates that the cost of opening the three new restaurants will be approximately $3,200,000.  The Company believes that its anticipated cash flow from operations, together with the Credit Facility, will be sufficient to fund its working capital needs for at least the next 12 months and to fund the addition of three new restaurants.  The Company may pursue additional debt or equity financing if the Board of Directors determines this to be necessary or appropriate.  However, it cannot guarantee that this will be the case or that the bank financing will actually be available, under the Credit Facility or otherwise, for each restaurant when required.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003.  For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003.  The adoption of SFAS No. 150 is not expected to have a material effect on the Company’s financial statements.

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

Item 3.             Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 2 bear interest at a variable rate based on the bank’s prime rate plus 2%. A 100 basis point change in the Credit Facility interest rate (approximately 6% at July 27, 2003) would cause the interest expense for fiscal 2004 to change by approximately $16,000 from fiscal 2003. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at July 27, 2003. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions covenant compliance and other factors.

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

ITEM 4.                   Controls and Procedures

As of June 27, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed.  The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company’s disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports On Form 8-K.

(a)                                  Exhibits

Exhibit 31: Sarbanes-Oxley Section 302 Certification

Exhibit 32: Sarbanes-Oxley Section 906 Certification

(b)                                 Reports On Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: September 5, 2003	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and Chief Executive Officer