Form 10-Q
period 2003-10-26
BOSTON RESTAURANT ASSOCIATES INC
filed 2003-12-03
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 26, 2003.

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

Indicate the number of shares outstanding of each of the registrant classes of common stock as of the latest practical date:  Common stock $0.01 par value 7,035,170 shares as of December 2, 2003.

BOSTON RESTAURANT ASSOCIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 26, 2003	April 27, 2003
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$1,034,092	$1,106,701
Accounts receivable	160,407	137,123
Inventories	658,147	541,030
Prepaid expenses and other	182,850	164,610

Total current assets	2,035,496	1,949,464

Property and equipment:
Building	512,500	512,500
Leasehold improvements	8,225,360	6,739,402
Equipment, furniture and fixtures	5,449,505	4,509,527

	14,187,365	11,761,429

Less accumulated depreciation and amortization	6,926,478	6,472,336

Net property and equipment	7,260,887	5,289,093

Goodwill	453,643	453,643

Other assets	546,497	581,545

Total assets	$10,296,523	$8,273,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$873,697	$580,070
Accrued expenses	1,182,853	1,319,805
Current maturities:
Notes payable-stockholder	5,965	5,820
Long-term debt	399,948	220,835
Obligations under capital leases	179,271	195,365

Total current liabilities	2,641,734	2,321,895

Long-term obligations:
Notes payable-stockholder, less current maturities	91,946	94,964
Long-term debt, less current maturities	2,723,214	511,671
Obligations under capital leases, less current maturities	161,016	253,688
Subordinated debentures	1,450,000	1,450,000
Deferred rent	414,280	396,271
Other long-term liabilities	527,994	506,698

Total liabilities	8,010,184	5,535,187

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	0	0
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital	10,922,636	10,922,636
Accumulated deficit	(8,682,207)	(8,229,988)

Total	2,311,031	2,763,250
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity	2,286,339	2,738,558

Total liabilities and stockholders’ equity	$10,296,523	$8,273,745

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002
Revenues:
Restaurant sales	$5,838,068	$5,750,002	$11,109,035	$11,376,543
Royalties	4,220	3,723	8,625	7,160

Total revenues	5,842,288	5,753,725	11,117,660	11,383,703

Costs and expenses:
Cost of food, beverages and liquor	1,210,885	1,110,854	2,257,374	2,200,345
Payroll	1,850,831	1,721,012	3,602,066	3,415,704
Other operating expenses	1,800,413	1,659,164	3,546,464	3,362,217
General and administrative	623,112	609,749	1,319,692	1,235,310
Depreciation and amortization	283,972	265,159	540,597	519,349
Pre-opening costs	257,998	0	315,168	0

Total costs and expenses	6,027,211	5,365,938	11,581,361	10,732,925

Operating Income (Loss)	(184,923)	387,787	(463,701)	650,778

Other income	958	1,105	218,309	6,307
Interest income	826	780	1,583	1,395
Interest expense	(112,192)	(105,414)	(208,410)	(215,062)

Net Income (Loss)	$(295,331)	$284,258	(452,219)	$443,418

Income (Loss) per share-basic	$(0.04)	$0.04	$(0.06)	$0.06

Income (Loss) per share-diluted	$(0.04)	$0.04	$(0.06)	$0.06

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,041,617	7,041,358	7,039,011	7,042,553

See accompanying notes

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-six Weeks Ended
	October 26, 2003	October 27, 2002

Net cash provided by (used for) operating activities	$117,600	$465,857

Cash flows from investing activities:
Capital expenditures	(2,469,226)	(165,856)

Net cash used for investing activities	(2,469,226)	(165,856)

Cash flows from financing activities:
Repayments of long-term debt	(109,344)	(959,337)
Repayments of capital lease obligations	(108,766)	(173,338)
Repayments of stockholder loans	(2,873)	(2,732)
Proceeds from long-term debt	2,500,000	922,305

Net cash provided by (used for) financing activities	2,279,017	(213,102)

Net Increase (decrease) in cash and cash equivalents	(72,609)	86,899

Cash and cash equivalents at beginning of period	1,106,701	932,806

Cash and cash equivalents at end of period	$1,034,092	$1,019,705

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 26, 2003

(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q .  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period, and twenty-six week period, ended October 26, 2003 are not necessarily indicative of the results that may be expected for the year ending April 25, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 27, 2003.  The balance sheet at April 27, 2003 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2004 and fiscal 2003 periods reflect the consolidated operations and cash flow of four casual dining Italian restaurant and twelve Pizzeria Regina restaurants for the entire period and one additional casual dining Italian restaurant for part of the fiscal 2004 period.

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

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2003

Net income (loss) as reported	$(295,331)	$284,258	$(452,219)	443,418
Add:
Stock-based employee compensation expense included in income (loss), net of tax	—	—	—	—
Deduct:
Total stock-based Compensation expense determined under fair value based method

Net income (loss) - pro forma	(10,762)	(41,926)	(21,099)	(62,989)
	$(306,093)	$242,332	$(473,318)	$380,429

Basic and diluted earnings per share:
As reported	$(.04)	$.04	$(.06)	$.06
Pro forma	$(.04)	$.03	$(.07)	$.05

Thirteen weeks ended

Twenty-six weeks ended

	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002

Basic

7,035,170

7,035,170

7,035,170

7,035,170

Shares

Effect of Dilutive Securities:

Options	0	6,188	0	7,383

Diluted

Shares

7,035,170

7,041,358

7,035,170

7,042,553

The following table summarizes securities that were outstanding as of October 26, 2003 and October 27, 2002, but not included in the calculation of net income (loss) per share because such securities are anti-dilutive:

	Thirteen weeks ended		Twenty-six weeks ended
	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002

Options

773,800

792,146

773,800

792,146

Warrants	500,000	500,000	500,000	500,000

Convertible Debentures	1,160,000	1,160,000	1,160,000	1,200,000

3.             CREDIT FACILITY

The Company accessed its line of credit with Commerce Bank and Trust Company in the amount of $833,000, $833,000 and $834,000 on June 9, July 7 and August 4, 2003 respectively.  These funds were used for the construction of the new Polcari’s North End restaurant in Cambridge, Massachusetts.

4              NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue

Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 was  effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 did  not  have a material impact on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003.  For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149  did not  have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003.  The adoption of SFAS No. 150 did not   have a material effect on the Company’s financial statements.

ITEM 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company’s restaurant sales in the most recent quarter were $5,838,000 compared to sales of $5,750,000 in the first quarter of fiscal 2003, an increase of 1.5%.  This increase in sales was primarily attributable to the opening of a Polcari’s restaurant in Cambridge in October 2003.  The key factors that affect our operating results are the impact of new store openings, comparable restaurant sales, which are driven by  customer counts and check average, and as well as our ability to manage operating expenses such as food cost, labor and benefits and other costs.  Changes in the number of restaurants in operation can increase or decrease total company revenues and expenses, and the build out and opening of new stores can affect operating profits.  The opening of a new Cambridge, Massachusetts Polcari’s North End restaurant in October 2003 illustrates this fact.  The Company’s restaurant sales in the most recent quarter were $5,838,000 compared to sales of $5,271,000 in the first quarter of fiscal 2004, a sequential increase of 11%, but net loss per share increased from $.02 per share in the first quarter of fiscal 2004 to $.04 per share in the second quarter of fiscal 2004, both primarily attributable to the impact of opening of the new restaurant..

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

There were 17 units in operation for part of the second quarter of fiscal 2004 and 16 units in operation for the balance of the first and second quarters of fiscal 2003 and the first and second quarters of fiscal 2003.   The following table sets forth all revenues, costs and expenses as a percentage for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002

Revenues:
Restaurant sales	100%	100%	100%	100%
Other	—	—	—	—

Total revenues	100%	100%	100%	100%

Costs and expenses:
Cost of food, beverages and liquor	21	19	20	19
Other operating expenses-payroll	32	30	32	30
Other operating expenses exclusive of payroll	31	29	32	29
General and administrative	10	10	12	11
Depreciation and amortization	5	5	5	5
Pre-opening costs	4	—	3	—
Operating income (loss)	(3)	7	(4)	6
Interest expense, net	(2)	(2)	(2)	(2)
Other income	—	—	2	—
Net income (loss)	(5)%	5%	(4)%	4%

Thirteen Weeks Ended October 26, 2003 as Compared to Thirteen Weeks ended October 27, 2002 Restaurant Sales.

Restaurant sales in the most recent quarter were $5,838,000 compared to restaurant sales in the prior year’s period of $5,750,000.  The Company’s management believes that the increase in revenue was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts on September 30, 2003.

Net sales at the Company’s Pizzeria Regina restaurants increased to $2,930,000 in the current period from $2,912,000 in the prior year’s period.  The increase in restaurant sales was principally due to the improving economy.

Net sales at the Company’s full service casual dining restaurants increased to $2,894,000 in the current period from $2,833,000 in the prior year’s period.  This increase was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts.

Net sales at the Company’s commissary were $14,000 in the current period compared to $5,000 in the prior year’s period.

Royalties

During both periods in fiscal 2004 and fiscal 2003, the Company recognized $4,000 in royalties from a domestic Pizzeria Regina franchise.

Costs and Expenses

Cost of Food, Beverages and Liquor.

The cost of food, beverage and liquor was $1,211,000 in the current period compared to $1,111,000 in the prior year’s period. The dollar increase was due in part to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and in part to an increase in the amount of product sold at existing restaurants.  The increase as a percentage of total revenues was primarily attributable to increases in costs from suppliers generally.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $483,000 in the current period compared to $444,000 in the prior year’s period due to an increase in the amount of product sold and increases in cost from suppliers.

The cost of food, beverage and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the fiscal 2004 period compared to 15% in the fiscal 2003 period.  The increase as a percentage of restaurant sales was principally due to increases in costs from suppliers in general.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $728,000 in the current period compared to $667,000 in the prior year’s period.  The dollar increase was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant. The cost as a percentage of restaurant sales was 25% in the fiscal 2004 period compared to 24% in the fiscal 2003 period.  The increase as a percentage of restaurant sales was principally due to the opening of the Cambridge, Massachusetts Polcari’s North End restaurant, which generally incurs higher costs in the beginning of operations, and due to increases in costs from suppliers in general.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were $1,851,000 in the current period, compared to $1,721,000 in the prior year’s period.  The dollar increase in payroll expenses was primarily due to opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and an increase in employee benefit health care costs. The increase as a percentage of total revenues was attributable to the same two factors.

Payroll expenses of the Pizzeria Regina restaurants were $727,000 in the current period compared to $718,000 in the prior year’s period.  This dollar increase was primarily due to an increased cost in employee health benefits. Payroll expenses at these restaurants were 25% of restaurant sales in both fiscal 2004 and fiscal 2003 periods.

Payroll expenses at the Company’s full service casual dining restaurants were $1,021,000 in the current period compared to $907,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and an increase in employee benefit costs. Payroll expenses at these restaurants were 35% of restaurant sales in the current period compared to 32% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and to an increase in employee benefit costs.

Payroll expenses at the Company’s Commissary were $103,000 for the fiscal 2004 period as compared to $96,000 in the fiscal 2003 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were $1,800,000 in the current period compared to $1,659,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $962,000 in the current period, compared to $948,000 in the prior year’s period.  This dollar increase is primarily attributable to the additional cost of goods.  Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 33% in both fiscal 2004 and fiscal 2003 periods.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $809,000 in the current period compared to $683,000 in the prior year’s period. The dollar increase was primarily attributable to the costs associated with the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and to a $20,000 increase in advertising costs.  Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 28% in the current period compared to 24% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and to advertising costs.

Other operating expenses also include commissary expenses, which were $29,000 for the fiscal 2004 period as compared to $28,000 in the fiscal 2003 period.

General and Administrative Expenses.

General and administrative expenses were $623,000 in the current period, compared to $610,000 in the prior year’s period.  This $13,000 dollar increase was primarily attributable to consulting costs and legal fees.

General and administrative expenses as a percentage of restaurant sales were 11% in both fiscal 2004 and fiscal 2003 periods.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was $284,000 in the current period, compared to $265,000 in the prior year’s period.  This dollar increase was attributable to the opening of a new Polcari’s North End restaurant in Cambridge, Massachusetts.   Depreciation and amortization expenses as a percentage of restaurant sales were 5% in both fiscal 2004 and fiscal 2003 periods.

Pre-Opening Costs

Pre-opening costs consisting primarily of labor, advertising, rent and training for the current period were $258,000.  These costs are attributable to the opening of a new Polcari’s North End restaurant in Cambridge, Massachusetts.

Other Income

Other income was $1,000 in both fiscal periods.

Interest Expense and Interest Income.

Interest expense was $112,000 in the current period as compared to $105,000 in the prior year’s period. This dollar decrease was primarily due to an increase in borrowing under the Company’s credit facility.

Interest income was $1,000 in both fiscal periods.

Twenty-Six Weeks Ended October 26, 2003

Restaurant sales for the twenty-six weeks ended October 26, 2003 were $11,109,000 compared to restaurant sales in the prior year’s period of $11,377,000.  The Company’s management believes that the decrease in revenue was primarily attributable to the economic slow down in the Northeast which began to turn around in the second quarter of fiscal 2004 and to the loss of revenue due to the temporary closing of the Faneuil Hall Pizzeria Regina location from May 9, 2003 to July 2, 2003.

Net sales at the Company’s Pizzeria Regina restaurants decreased to $5,510,000 in the current twenty- six week period from $5,771,000 in the prior year’s period.  The decrease in restaurant sales was principally due to the economic slow down in the Northeast and the temporary closing of the Faneuil Hall location from May 9, 2003 to July 2, 2003.  The loss of revenue from that location was partially compensated by payments under the Company’s insurance policies, which are included in   Other Income.

Net sales at the Company’s full service casual dining restaurants decreased to $5,574,000 in the twenty-six week current period from $5,596,000 in the prior year’s period.  This decrease was primarily attributable to the economic slow down in the Northeast partially offset by the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts on September 30, 2003.

Net sales at the Company’s commissary were $25,000 in the current period compared to $10,000 in the prior year’s period.

Royalties

During the current year period, the Company recognized $9,000 in royalties from a domestic Pizzeria Regina franchise compared to $7,000 in royalties in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

The cost of food, beverage and liquor was $2,257,000 in the current twenty-six week period compared to $2,200,000 in the prior year’s period. The dollar increase was due in part to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant .  The increase as a percentage of total revenues was primarily attributable to increases in costs from suppliers generally.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $883,000 in the current period compared to $881,000 in the prior year’s period.

The cost as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the fiscal 2004 period compared to 15% in the fiscal 2003 period.  The increase as a percentage of restaurant sales was principally due to increases in costs from suppliers in general.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $1,374,000 in the current twenty-six week period compared to $1,319,000 in the prior year’s period.  The dollar increase was primarily due to opening of the new Cambridge, Massachusetts Polcari’s North End restaurant. The cost as a percentage of restaurant sales at these restaurants was 25% in the fiscal 2004 period compared to 24% in the fiscal 2003 period.  The increase as a percentage of sales was principally due to the opening of the new Cambridge, Massachusetts Polcari’s North End

restaurant which generally incurs higher costs in the beginning of operations and increases in costs from suppliers in general.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were $3,602,000 in the current period, compared to $3,416,000 in the prior year’s twenty-six week period.  The dollar increase in payroll expenses was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and to an increase in employee health care costs. The increase as a percentage of total revenues was attributable to the fact that during the temporary closing of the Faneuil Hall location the Company continued to incur payroll costs associated with that location, as well as to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and to the increased employee benefit costs.

Payroll expenses of the Pizzeria Regina restaurants were $1,472,000 in the current twenty-six week period compared to $1,448,000 in the prior year’s period.  This dollar increase was primarily due to an increased cost in employee health benefits. Payroll expenses at these restaurants were 27% of restaurant sales in the current period compared to 25% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to the temporary closing of the Faneuil Hall location and to an increase in employee benefit costs.

Payroll expenses at the Company’s full service casual dining restaurants were $1,929,000 in the current twenty-six week period compared to $1,781,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts and an increase in employee benefit costs. Payroll expenses at these restaurants were 35% of restaurant sales in the current period compared to 32% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts and to an increase in employee benefit costs.

Payroll expenses at the Company’s Commissary were $201,000 for the fiscal 2004 period as compared to $187,000 in the fiscal 2003 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were $3,546,000 in the current twenty-six week period compared to $3,362,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the reduction in revenue.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $1,913,000 in the current twenty-six week period, compared to $1,905,000 in the prior year’s period.  Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 35% in the current period compared to 33% in the prior year’s period.  The increase as a percentage of sales was primarily attributable to the temporary closing of the Faneuil Hall location, where the Company nonetheless continued to incur some of such costs without any corresponding revenue.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $1,579,000 in the current twenty-six week period compared to $1,405,000 in the prior year’s period. The dollar increase was primarily attributable to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant, as well as advertising costs and rent expenses.  Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 28% in the current period compared to 25% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to those same factors and to the reduction in revenue.

Other operating expenses also include commissary expenses, which were $54,000 in fiscal 2004 period compared to $52,000 in fiscal 2003 period

General and Administrative Expenses.

General and administrative expenses were $1,320,000 in the current period, compared to $1,235,000 in the prior year’s period.  This dollar increase was primarily attributable to a $72,000 increase in consulting costs and legal fees. General and administrative expenses as a percentage of restaurant sales were 12% in the fiscal 2004 period compared to 11% in the fiscal 2003 period.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was $541,000 in the current period, compared to $519,000 in the prior year’s period. Depreciation and amortization expense as a percentage of restaurant sales were 5% in both fiscal 2004 and fiscal 2003 periods.

Pre-Opening Costs

Pre-opening costs for the current period were $315,000.  These costs are attributable to the opening of a new Polcari’s North End restaurant in Cambridge, Massachusetts which consist of labor, advertising, rent and training materials.

Other Income

Other income was $218,000 in the current period compared to $6,000 in the prior year’s period.  The increase in other income is attributable to insurance proceeds related to the temporary closing of Faneuil Hall Pizzeria Regina.

Interest Expense and Interest Income.

Interest expense was $208,000 in the current period as compared to $215,000 in the prior year’s period.

Interest income was $2,000 in fiscal 2004 compared to $1,000 in fiscal 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

At October 26, 2003, the Company had negative net working capital of $606,000 compared to negative net working capital of $372,000 at April 27, 2003.  It is common for companies in the restaurant industry to operate with net working capital deficits.  We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.  Accordingly, the Company believes that its existing resources described below will be sufficient to allow it to meet its existing obligations over the next twelve months, notwithstanding that it may have a net working capital deficit.

During the twenty-six weeks ended October 26, 2003, the Company had a net decrease in cash and cash equivalents of  $73,000, reflecting net cash provided by  operating activities of $118,000, net cash used for investing activities of $2,469,000 and net cash provided by financing activities of $2,279,000.

Net cash used for operating activities included a reduction in accrued expenses of $137,000, an increase in accounts receivables of $23,000, an increase in inventories of $117,000, an increase in prepaid expenses of $18,000 an increase in other assets of $9,000, and a net loss of $452,000, which were partially offset by an increase in deferred rent of $18,000, an increase in accounts payable of $294,000, an increase in other long-term liabilities of $21,000 and depreciation and amortization expense of $541,000.  Net cash used for investing activities reflects costs associated with leasehold improvements and with the purchase of equipment, furniture and fixtures for the new Cambridge, Massachusetts Polcari’s North End Restaurant and for other Company restaurants.  Net cash provided by financing activities of $2,279,000 consisted of amounts drawn down under the Company’s credit facility with Commerce Bank and Trust, offset by the net repayments of long term debt, lease obligations and stockholders loans.

At October 26, 2003, the Company had current liabilities of $2,642,000, including $874,000 of accounts payable, $1,183,000 of accrued liabilities and current maturities of long term obligations in the amount of $585,000.  At October 26, 2003, the Company had long-term obligations, less current maturities, in the amount of $5,368,000, including $2,723,000 due under its credit facility with Commerce Bank and Trust, $92,000 of notes payable to a stockholder, $161,000 due under capital lease obligations, $1,450,000 of convertible subordinated debentures, $414,000 of deferred rent, and $528,000 of other long-term liabilities.

On April 30, 2002, the Company entered into its new $3,500,000 credit facility with Commerce Bank and Trust Company (the “Credit Facility”).  The Credit Facility permits the Company to borrow amounts to pay the costs for new restaurant openings and repay over a fixed term of either four or five years.   No new borrowings may be made under the Credit Facility after April 30, 2005.  Each borrowing under the Credit Facility bears interest at the bank’s base rate plus 2.0%, subject to an annual adjustment to the bank’s then current base rate.  The Company borrowed $922,000 under the Credit Facility on April 30, 2002 to pay off the prior bank facility.  During the first quarter of fiscal 2004, the Company borrowed an additional $2,500,000 under the Credit Facility to finance the construction of a Polcari’s North End restaurant in Cambridge, Massachusetts.  Both notes bear interest at 6% and are payable over four and five years as of October 26, 2003.

All borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  The Company was not in compliance with the certain financial covenants of the Credit Facility at October 26, 2003, however Commerce Bank and Trust Company has waived the covenants for fiscal period ended October 26, 2003.

The Company plans to open two additional Pizzeria Regina restaurants in the next 12 months and estimates that the cost of opening the two new restaurants will be approximately $900,000.  The Company believes that its anticipated cash flow from operations, together with the Credit Facility, will be sufficient to fund its working capital needs for at least the next 12 months and to fund the addition of two new restaurants.  The Company may pursue additional debt or equity financing if the Board of Directors determines this to be necessary or appropriate.  However, it cannot guarantee that this will be the case or that the bank financing will actually be available, under the Credit Facility or otherwise, for each restaurant when required.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 was effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003.  For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 did not   have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 2 bear interest at a variable rate based on the bank’s prime rate plus 2%. A 100 basis point change in the Credit Facility interest rate (approximately 6% at October 26, 2003) would cause the interest expense for fiscal 2004 to change by approximately $16,000 from fiscal 2003. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at October 26, 2003. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions covenant compliance and other factors.

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

As of October 26, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed.  The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company’s disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Exhibit 31.1 Sarbanes-Oxley Section 302 Certification

Exhibit 31.2 Sarbanes-Oxley Section 302 Certification

Exhibit 32.1 Sarbanes-Oxley Section 906 Certification

Exhibit 32.2 Sarbanes-Oxley Section 906 Certification

(b)	Reports On Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: December 3, 2003	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and
Chief Executive Officer