Form 10-Q
period 2004-01-25
BOSTON RESTAURANT ASSOCIATES INC
filed 2004-03-09
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 25, 2004.

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

Indicate the number of shares outstanding of each of the registrant classes of common stock as of the latest practical date:  Common stock $0.01 par value 7,035,170 shares as of March 5, 2004.

BOSTON RESTAURANT ASSOCIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 25, 2004	April 27, 2003
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$875,507	$1,106,701
Accounts receivable	151,296	137,123
Inventories	678,320	541,030
Prepaid expenses and other	175,548	164,610

Total current assets	1,880,671	1,949,464

Property and equipment:
Building	512,500	512,500
Leasehold improvements	8,119,627	6,739,402
Equipment, furniture and fixtures	5,484,851	4,509,527

	14,116,978	11,761,429

Less accumulated depreciation and amortization	7,238,090	6,472,336

Net property and equipment	6,878,888	5,289,093

Goodwill	453,643	453,643

Other assets	542,098	581,545

Total assets	$9,755,300	$8,273,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$621,672	$580,070
Accrued expenses	1,142,359	1,319,805
Current maturities:
Notes payable-stockholder	6,039	5,820
Long-term debt	733,506	220,835
Obligations under capital leases	185,451	195,365

Total current liabilities	2,689,027	2,321,895

Long-term obligations:
Notes payable-stockholder, less current maturities	90,408	94,964
Long-term debt, less current maturities	2,293,322	511,671
Obligations under capital leases, less current maturities	112,270	253,688
Subordinated debentures	1,450,000	1,450,000
Deferred rent	454,532	396,271
Other long-term liabilities	518,380	506,698

Total liabilities	7,607,939	5,535,187

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	0	0
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital	10,922,636	10,922,636
Accumulated deficit	(8,821,185)	(8,229,988)

Total	2,172,053	2,763,250
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity	2,147,361	2,738,558

Total liabilities and stockholders’ equity	$9,755,300	$8,273,745

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003

Revenues:
Restaurant sales	$6,182,404	$5,828,978	$17,291,439	$17,205,521
Royalties	4,090	3,416	12,715	10,576

Total revenues	6,186,494	5,832,394	17,304,154	17,216,097

Costs and expenses:
Cost of food, beverages and liquor	1,277,878	1,096,759	3,535,252	3,297,104
Payroll	2,011,258	1,731,350	5,613,324	5,147,054
Other operating expenses	2,031,734	1,769,601	5,578,197	5,131,818
General and administrative	554,002	668,324	1,873,694	1,903,634
Depreciation and amortization	333,929	260,040	874,526	779,389
Pre-opening costs	2,497	0	317,665	0

Total costs and expenses	6,211,298	5,526,074	17,792,658	16,258,999

Operating Income (Loss)	(24,804)	306,320	(488,504)	957,098

Other income	1,495	1,660	219,804	7,967
Interest income	672	788	2,255	2,183
Interest expense	(116,342)	(99,088)	(324,752)	(314,150)

Net Income (Loss)	$(138,979)	$209,680	(591,197)	$653,098

Income (Loss) per share-basic	$(0.02)	$0.03	$(0.08)	$0.09

Income (Loss) per share-diluted	$(0.02)	$0.03	$(0.08)	$0.09

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,035,170	7,035,170	7,035,170	7,045,208

See accompanying notes

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-nine Weeks Ended
	January 25, 2004	January 26, 2003

Net cash provided by operating activities	$28,994	$896,793

Cash flows from investing activities:
Capital expenditures	(2,398,841)	(216,112)

Net cash used for investing activities	(2,398,841)	(216,112)

Cash flows from financing activities:
Repayments of long-term debt	(205,678)	(1,011,406)
Repayments of capital lease obligations	(151,332)	(264,199)
Repayments of stockholder loans	(4,337)	(4,124)
Repayments of subordinated convertible debentures	0	(50,000)
Proceeds from long-term debt	2,500,000	922,305

Net cash provided by (used for) financing activities	2,138,653	(407,424)

Net Increase (decrease) in cash and cash equivalents	(231,194)	273,257

Cash and cash equivalents at beginning of period	1,106,701	932,806

Cash and cash equivalents at end of period	$875,507	$1,206,063

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 25, 2004

(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period, and thirty-nine week period, ended January 25, 2004 are not necessarily indicative of the results that may be expected for the year ending April 25, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 27, 2003.  The balance sheet at April 27, 2003 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2004 and fiscal 2003 periods reflect the consolidated operations and cash flow of four casual dining Italian restaurant and twelve Pizzeria Regina restaurants for the entire period and one additional casual dining Italian restaurants for part of the fiscal 2004 period.

2.  NET INCOME (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator, net income (loss), is the same for the basic and diluted computations.

The Company accounts for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.  Accordingly, the Company has recognized no compensation cost for its stock option plans.  The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation Transition and Disclosure” which require the disclosure of the effects of fair value accounting on earnings and earnings per share of common stock on a pro forma basis.

Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below along with the additional disclosures required by SFAS No. 148 are as follows:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003

Net income (loss) as reported	$(138,979)	$209,680	$(591,197)	$653,098
Add:
Stock-based employee compensation expense included in reported net income (loss), net of tax	—	—	—	—
Deduct:
Total stock-based Compensation expense determined under fair value based method	(11,095)	(50,860)	(32,194)	(113,749)

Net income (loss) - pro forma	$(150,074)	$158,820	$(622,391)	$539,349

Basic and diluted earnings per share:
As reported	$(.02)	$.03	$(.08)	$.09
Pro forma	$(.02)	$.02	$(.09)	$.08

	Thirteen weeks ended		Thirty-nine weeks ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003

Basic Shares	7,035,170	7,035,170	7,035,170	7,035,170

Effect of Dilutive Securities:

Options	0	0	0	10,038

Diluted Shares	7,035,170	7,035,170	7,035,170	7,045,208

The following table summarizes securities that were outstanding as of January 25, 2004 and January 26, 2003, but not included in the calculation of net income (loss) per share because such securities are anti-dilutive:

	Thirteen weeks ended		Thirty-nine weeks ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003

Options	773,800	910,146	773,800	790,146

Warrants	500,000	500,000	500,000	500,000

Convertible Debentures	1,160,000	1,160,000	1,160,000	1,160,000

3.                                      CREDIT FACILITY

The Company accessed its line of credit with Commerce Bank and Trust Company in the amount of $833,000, $833,000 and $834,000 on June 9, July 7 and August 4, 2003 respectively for a total of $2,500,000.  These funds were used for the construction of the new

Polcari’s North End restaurant in Cambridge, Massachusetts.  On February 13, 2004, the Company accessed an additional $535,000 for the construction of two Pizzeria Reginas in Boston, Massachusetts.

4.                                      NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company’s restaurant sales in the most recent quarter were $6,182,000 compared to sales of $5,829,000 in the third quarter of fiscal 2003, an increase of 6.0%.  This increase in sales was primarily attributable to the opening of a Polcari’s restaurant in Cambridge during the second quarter. The key factors that affect our operating results are the impact of new store openings, comparable restaurant sales, which are driven by customer counts and check average, and as well as our ability to manage operating expenses such as food cost, labor and benefits and other costs.  Changes in the number of restaurants in operation can increase or decrease total Company revenues and expenses, and the build out and opening of new stores can affect operating profits.  The opening of a new Cambridge, Massachusetts Polcari’s North End restaurant in October 2003 illustrates this fact. The net loss in the most recent quarter was $138,979 compared to net income of $209,680 in the third quarter of fiscal 2003.

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

There were 17 units in operation for the third quarter and part of the second quarter of fiscal 2004 and 16 units in operation for the first quarter of fiscal 2004 and the first, second, and third quarters of fiscal 2003.  The Company anticipates it will open two new Pizzeria Regina’s at the Prudential Center, Boston, Massachusetts and South Station, Boston, Massachusetts in late April or early May.   The following table sets forth all revenues, costs and expenses as a percentage for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	Thirteen Weeks Ended		Thirty-nine weeks Ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003

Revenues:
Restaurant sales	100%	100%	100%	100%
Other	—	—	—	—

Total revenues	100%	100%	100%	100%

Costs and expenses:
Cost of food, beverages and liquor	21	19	20	19

Other operating expenses-payroll	32	30	32	30

Other operating expenses exclusive of payroll	33	30	32	30

General and administrative	9	11	10	11

Depreciation and amortization	5	4	5	4

Pre-opening costs	—	—	2	—

Operating income (loss)	0	6	(1)	6

Interest expense, net	2	2	2	2

Other income	—	—	—	—

Net income (loss)	(2)%	4%	(3)%	4%

Thirteen Weeks Ended January 25, 2004 as Compared to Thirteen Weeks ended January 26, 2003 Restaurant Sales.

Restaurant sales in the most recent quarter were $6,182,000 compared to restaurant sales in the prior year’s period of $5,829,000.  The Company’s management believes that the increase in revenue was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts in October 1, 2004.

Net sales at the Company’s Pizzeria Regina restaurants decreased to $3,069,000 in the current period from $3,118,000 (1.6%) in the prior year’s period.  The decrease in restaurant sales was principally due a major snow storm the weekend of December 6, 2003.

Net sales at the Company’s full service casual dining restaurants increased to $3,103,000 in the current period from $2,702,000 in the prior year’s period. This increase in sales was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts offset by a 2.4 % decrease in same store sales.

Net sales at the Company’s commissary were $10,000 in the current period compared to $9,000 in the prior year’s period.

Royalties

The Company recognized $4,000 in royalties in the current period compared to $3,000 in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

The cost of food, beverage and liquor was $1,278,000 in the current period compared to $1,097,000 in the prior year’s period. The dollar increase was due in part to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant.  The increase as a percentage of total revenues was primarily attributable to increases in costs from suppliers generally.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $478,000 in the current period compared to $469,000 in the prior year’s period due to an increase in the cost from suppliers.

The cost of food, beverage and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the fiscal 2004 period compared to 15% in the fiscal 2003 period.  The increase as a percentage of restaurant sales was principally due to increases in costs from suppliers in general.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $800,000 in the current period compared to $628,000 in the prior year’s period.  The dollar increase was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant. The cost as a percentage of restaurant sales was 26% in the fiscal 2004 period compared to 23% in the fiscal 2003 period. The increase as a percentage of restaurant sales was principally due to the opening of the Cambridge, Massachusetts Polcari’s North End restaurant, which is open for lunch daily, resulting in higher food costs generally associated with the lunch period, a re-engineered menu at Polcari’s of Salem, New Hampshire and due to increases in costs from suppliers in general.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were $2,011,000 in the current period, compared to $1,731,000 in the prior year’s period.  The dollar increase in payroll expenses was primarily due to opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and an increase in employee benefit health care costs.

Payroll expenses of the Pizzeria Regina restaurants were $726,000 in the current period compared to $737,000 in the prior year’s period.  This dollar decrease was primarily due to a reduction in hours worked due to increased efficiency. Payroll expenses at these restaurants were 24% of restaurant sales in both fiscal 2004 and fiscal 2003 periods.

Payroll expenses at the Company’s full service casual dining restaurants were $1,183,000 in the current period compared to $902,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and an increase in employee benefit costs. Payroll expenses at these restaurants were 38% of restaurant sales in the current period compared to 33% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant which is open for lunch seven days a week and to an increase in employee benefit costs.

Payroll expenses at the Company’s Commissary were $102,000 for the fiscal 2004 period as compared to $92,000 in the fiscal 2003 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were $2,032,000 in the current period compared to $1,770,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $966,000 in the current period, compared to $979,000 in the prior year’s period.  This dollar decrease is primarily due to a reduction in costs as a result of decreased sales.  Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 31% in both fiscal 2004 and fiscal 2003 periods.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $1,029,000 in the current period compared to $762,000 in the prior year’s period. The dollar increase was primarily attributable to the costs associated with the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant.  Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 33% in the current period compared to 28% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and to the advertising costs associated with this restaurant.

Other operating expenses also include commissary expenses, which were $37,000 for the fiscal 2004 period as compared to $29,000 in the fiscal 2003 period.

General and Administrative Expenses.

General and administrative expenses were $554,000 in the current period, compared to $668,000 in the prior year’s period.  This $114,000 dollar decrease was primarily attributable to a reduction in employee incentives and consulting costs.

General and administrative expenses as a percentage of restaurant sales were 9% in current fiscal 2004 period compared to 11% in the fiscal 2003 period.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was $334,000 in the current period, compared to $260,000 in the prior year’s period.  This dollar increase was attributable to the opening of a new Polcari’s North End restaurant in Cambridge, Massachusetts.   Depreciation and amortization expenses as a percentage of restaurant sales were 5% in the current period compared to 4% in the prior year’s period.

Pre-Opening Costs

Pre-opening costs consisting primarily of advertising for the current period were $2,000.  These costs are attributable to the forthcoming opening of two new Pizzeria Regina restaurants one at the

Prudential Center in Boston, Massachusetts, and the other one at South Station in Boston, Massachusetts.

Other Income

Other income was $1,000 in the current fiscal period compared to $2,000 in the prior year’s fiscal period.

Interest Expense and Interest Income.

Interest expense was $116,000 in the current period as compared to $99,000 in the prior year’s period. This dollar increase was primarily due to an increase in borrowing under the Company’s credit facility.

Interest income was $1,000 in both fiscal periods.

Thirty-nine weeks Ended January 25, 2004

Restaurant sales for the thirty-nine weeks ended January 25, 2004 were $17,291,000 compared to restaurant sales in the prior year’s period of $17,206,000.  The increase in revenue was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts in October, 2003 partially offset by the loss of revenue due to the temporary closing of the Faneuil Hall Pizzeria Regina location from May 9, 2003 to July 2, 2003.

Net sales at the Company’s Pizzeria Regina restaurants decreased to $8,580,000 in the current thirty- nine week period from $8,889,000 in the prior year’s period.  The decrease in restaurant sales was principally due to the temporary closing of the Faneuil Hall location from May 9, 2003 to July 2, 2003 and a major snowstorm in December.  The loss of revenue from that location was partially compensated by payments under the Company’s insurance policies, which are included in Other Income.

Net sales at the Company’s full service casual dining restaurants increased to $8,677,000 in the thirty-nine week current period from $8,298,000 in the prior year’s period.  This increase was primarily attributable to the opening of the new Polcari’s North End Restaurant in Cambridge, Massachusetts in October, 2003 partially offset by the continued economic slow down in the Northeast.

Net sales at the Company’s commissary were $34,000 in the current period compared to $19,000 in the prior year’s period.

Royalties

During the current year period, the Company recognized $13,000 in royalties from a domestic Pizzeria Regina franchise compared to $11,000 in royalties in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

The cost of food, beverage and liquor was $3,535,000 in the current thirty-nine week period compared to $3,297,000 in the prior year’s period. The dollar increase was due in part to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant. The increase as a percentage of total revenues was primarily attributable to increases in costs from suppliers generally.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $1,361,000 in the current period compared to $1,350,000 in the prior year’s period.

The cost as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the fiscal 2004 period compared to 15% in the fiscal 2003 period.  The increase as a percentage of restaurant sales was principally due to increases in costs from suppliers in general.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $2,174,000 in the current thirty-nine week period compared to $1,947,000 in the prior year’s period.  The dollar increase was primarily due to opening of the new Cambridge, Massachusetts Polcari’s North End restaurant. The cost as a percentage of restaurant sales at these restaurants was 25% in the fiscal 2004 period compared to 23% in the fiscal 2003 period.  The increase as a percentage of sales was principally due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant which is open for lunch seven days week resulting in higher food cost and increases in costs from suppliers in general.

Other Operating Expenses

Payroll Expenses.

Payroll expenses were $5,613,000 in the current period, compared to $5,147,000 in the prior year’s thirty-nine week period.  The dollar increase in payroll expenses was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and to an increase in employee health care costs. The increase as a percentage of total revenues was attributable to the fact that during the temporary closing of the Faneuil Hall location the Company continued to incur payroll costs associated with that location, as well as to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and to the increased employee benefit costs.

Payroll expenses of the Pizzeria Regina restaurants were $2,198,000 in the current thirty-nine week period compared to $2,185,000 in the prior year’s period.  This dollar increase was primarily due to an increased cost in employee health benefits. Payroll expenses at these restaurants were 26% of restaurant sales in the current period compared to 25% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to the temporary closing of the Faneuil Hall location and to an increase in employee benefit costs.

Payroll expenses at the Company’s full service casual dining restaurants were $3,113,000 in the current thirty-nine week period compared to $2,683,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts and an increase in employee benefit costs. Payroll expenses at these restaurants were 36% of restaurant sales in the current period compared to 32% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts and to an increase in employee benefit costs.  Payroll expenses at the Company’s Commissary were $302,000 for the fiscal 2004 period as compared to $279,000 in the fiscal 2003 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were $5,578,000 in the current thirty-nine week period compared to $5,132,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and to a reduction in revenue.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $2,879,000 in the current thirty-nine week period, compared to $2,884,000 in the prior year’s period.  Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 34% in the current period compared to 32% in the prior year’s period.  The increase as a percentage of sales was primarily attributable to the temporary closing of the Faneuil Hall location, where the Company nonetheless continued to incur some of such costs without any corresponding revenue.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $2,609,000 in the current thirty-nine week period compared to $2,167,000 in the prior year’s period. The dollar increase was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts, as well as advertising costs and increased rent expenses.  Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 30% in the current period compared to 26% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to those same factors and to the reduction in revenue.

Other operating expenses also include commissary expenses, which were $90,000 in fiscal 2004 period compared to $81,000 in fiscal 2003 period

General and Administrative Expenses.

General and administrative expenses were $1,874,000 in the current period, compared to $1,904,000 in the prior year’s period.  This dollar decrease was primarily attributable to a reduction in employee incentives. General and administrative expenses as a percentage of restaurant sales were 10% in both fiscal 2004 and fiscal 2003 periods.

Depreciation and Amortization Expenses.

Depreciation and amortization expense was $875,000 in the current period, compared to $779,000 in the prior year’s period. Depreciation and amortization expense as a percentage of restaurant sales were 4% in both fiscal 2004 and fiscal 2003 periods.

Pre-Opening Costs

Pre-opening costs for the current period were $318,000.  These costs are attributable to the opening of a new Polcari’s North End restaurant in Cambridge, Massachusetts which consist of labor, advertising, rent and training materials and to the forthcoming opening of two new Pizzeria Regina restaurants, one at the Prudential Center in Boston, Massachusetts and the other at South Station in Boston, Massachusetts.

Other Income

Other income was $220,000 in the current period compared to $8,000 in the prior year’s period.  The increase in other income is attributable to insurance proceeds related to the temporary closing of Faneuil Hall Pizzeria Regina.

Interest Expense and Interest Income.

Interest expense was $325,000 in the current period as compared to $314,000 in the prior year’s period.

Interest income was $2,000 in both fiscal 2004 and 2003 periods.

LIQUIDITY AND CAPITAL RESOURCES

At January 25, 2004, the Company had negative net working capital of $808,000 compared to negative net working capital of $372,000 at April 27, 2003.  It is common for companies in the restaurant industry to operate with net working capital deficits.  We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.  Accordingly, the Company believes that its existing resources described below will be sufficient to allow it to meet its existing obligations over the next twelve months, notwithstanding that it may have a net working capital deficit.

During the thirty-nine weeks ended January 25, 2004, the Company had a net decrease in cash and cash equivalents of $231,000, reflecting net cash provided by operating activities of $29,000, net cash used for investing activities of $2,399,000 and net cash provided by financing activities of $2,139,000.

Net cash provided by operating activities included an increase in accounts payables of $42,000, and increase in deferred rent of $58,000, an increase in other long-term liabilities of $12,000 and depreciation and amortization expense of $875,000 which were partially offset by an increase in accounts receivables of $14,000 an increase in prepaid expenses of $11,000, an increase in inventories of $138,000, an increase in other assets of $26,000,a decrease in accrued expenses of $178,000 and a net loss of $591,000.  Net cash used for investing activities reflects costs associated with leasehold improvements and with the purchase of equipment, furniture and fixtures for the new Cambridge, Massachusetts Polcari’s North End Restaurant, the two new Pizzeria Regina restaurants in Boston, Massachusetts and for other operating Company restaurants.  Net cash provided by financing activities of $2,139,000 consisted of amounts drawn down under the Company’s credit facility with Commerce Bank and Trust, offset by the net repayments of long term debt, lease obligations and stockholders loans.

At January 25, 2004, the Company had current liabilities of $2,689,000, including $622,000 of accounts payable, $1,142,000 of accrued liabilities and current maturities of long term obligations in the amount of $925,000.  At January 25, 2004, the Company had long-term obligations, less current maturities, in the amount of $4,919,000, including $2,293,000 due under its credit facility with Commerce Bank and Trust, $90,000 of notes payable to a stockholder, $112,000 due under capital lease obligations, $1,450,000 of convertible subordinated debentures, $455,000 of deferred rent, and $518,000 of other long-term liabilities.

On April 30, 2002, the Company entered into its new $3,500,000 credit facility with Commerce Bank and Trust Company (the “Credit Facility”).  The Credit Facility permits the Company to borrow amounts to pay the costs for new restaurant openings and repay over a fixed term of either four or five years.   No new borrowings may be made under the Credit Facility after April 30, 2005.  Each borrowing under the Credit Facility bears interest at the bank’s base rate plus 2.0%, subject to an annual adjustment to the bank’s then current base rate.  The Company borrowed $922,000 under the Credit Facility on April 30, 2002 to pay off the prior bank facility.  During the first quarter of fiscal 2004, the Company borrowed an additional $2,500,000 under the Credit Facility to finance the construction of a Polcari’s North End restaurant in Cambridge, Massachusetts. Subsequent to the end of the third quarter on February 13, 2004 the Company borrowed an additional $535,000 under the Credit Facility to finance the construction of a Pizzeria Regina restaurants in Boston, Massachusetts. All the notes are payable over four and five years as of January 25, 2004.

All borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  As of January 25, 2004 the Company was not in compliance with the certain financial covenants of the Credit Facility, including in particular, the requirement that the Company not report two consecutive quarters of operating losses. However, on February 13, 2004 the Company entered into an agreement with the bank under which Commerce Bank and Trust Company waived the covenants for fiscal period ended January 25, 2004 and for fiscal year end 2004 in exchange for a 1% waiver fee, a modification of the interest rate on all outstanding notes issued under the Credit Agreement from the current 6% to 7% per annum until the first quarter in which the Company is once again in compliance with all financial covenants, and the grant to the bank of six year warrants to purchase 76,000 shares of the Company’s common stock at a price of $.50 per share.  The warrants are not exercisable for a period of one year from date of grant.

In addition to the Polcari’s North End restaurant which opened in October, 2003, the Company has entered into leases for two additional Pizzeria Regina restaurants, at South Station and Prudential

Center in Boston, both of which are scheduled to open within the next three months.  The Company estimates that the cost of opening those two units will be approximately $900,000.

The Company believes that its anticipated cash flow from operations, together with moneys available under the Credit Facility, will be sufficient to fund its working capital needs for at least the next 12 months and the financing of the costs of opening the additional two units.  The Company may pursue additional financing.  The Company cannot guarantee that any such additional financing will be available upon terms acceptable to the Company, or at all.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 2 bear interest at a variable rate based on the bank’s prime rate plus 2%. A 100 basis point change in the Credit Facility interest rate would cause the interest expense for fiscal 2004 to change by approximately $16,000 from fiscal 2003. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at January 25, 2004. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions, covenant compliance and other factors.

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

ITEM 4.  Controls and Procedures

As of January 25, 2004, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed.  The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company’s disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

On February 11, 2004, Mr. Roger Lipton, a director of the Company, filed a complaint against the Company in the Delaware Court of Chancery of the State of Delaware.  (According to the most recent amendment to his Schedule 13D filed on February 11, 2004, Mr. Lipton, together with certain affiliates, is the beneficial owner of approximately 25.7% of the Company’s common stock.)  The complaint seeks an order of that court pursuant to 8 Delaware Code Section 211(c) to compel the Company to conduct a stockholder meeting since no stockholder meeting has been held for over 13 months, and to assess the Company the plaintiff’s legal costs.

At a special meeting of the Board of Directors held on March 5, 2004, the Board of Directors voted to call a special meeting in lieu of annual meeting of the stockholder for Friday April 23,2004 at 10 AM EST, and set March 8, 2004 as the record date for persons entitled to vote at that meeting.  Mr. Lipton was present at the Board meeting and voted in favor of the call of the meeting.

Therefore, the Company will file an answer in the Delaware proceeding, advising the Chancery Court that a a stockholder meeting has been called for April 23, 2004. .  The Company also is involved in various other legal matters in the ordinary course of its business.  Each of these other matters is subject to various uncertainties and some of these matters may be resolved unfavorably to the Company.  Management believes that any liability that may ultimately result from these matters will not have a material adverse effect on the Company’s financial position.

ITEM 2. Changes in Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits and Reports On Form 8-K.

(a)                                  Exhibits

Exhibit 31.1 and 31.2: Sarbanes-Oxley Section 302 Certification

Exhibit 32.1 and 32.2: Sarbanes-Oxley Section 906 Certification

(b)                                 Reports On Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: March 8, 2004	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and Chief Executive Officer