Form 10-K
period 2004-04-25
BOSTON RESTAURANT ASSOCIATES INC
filed 2004-08-09
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒                                 Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended April 25, 2004.

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

The aggregate market value of registrant’s Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of the end of the second quarter fiscal year 2004 was $4,221,102 based upon the average of the closing bid and asked prices of such stock on that date as reported on the OTC Bulletin Board.  As of July 19, 2004 there were 7,035,170 shares of the registrant’s Common Stock, $.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of the Report.

FORM 10-K

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources, ability to obtain additional financing, the timing of the Company’s new store openings and future expansion, and  anticipated future cash flows from particular sources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation:  potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will”, “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  (See “Item 1. Business – Risk Factors.”)

PART I

ITEM 1.                                        BUSINESS

General

During the fiscal year ended April 25, 2004 (“Fiscal 2004”) Boston Restaurant Associates, Inc. (the “Company”) operated a chain of eighteen restaurants – twelve fast-service, high volume pizzerias under the Pizzeria Regina name, four full-service family-style Italian/American restaurants under the “Polcari’s North End ™“ name for the entire year, one Polcari’s North End restaurant for seven months and one Pizzeria Regina kiosk opened the last month of the year.  In July, 2004 subsequent to year end the Company opened a Pizzeria Regina kiosk in Boston, Massachusetts.  A majority of the restaurants are located in the Boston, Massachusetts metropolitan area.

The Pizzeria Regina restaurants feature the Company’s signature product, its premium Neapolitan style, thin crust pizza, prepared in gas-fired brick ovens.  The original Pizzeria Regina, located in Boston’s historic North End, has served the Company’s premium brick oven pizza since 1926.  The Company believes that the Pizzeria Regina brand name and the pizza itself are local symbols of superior and distinctive pizza. Of the fourteen Pizzeria Regina restaurants, thirteen are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), while the original 1926 North End Pizzeria Regina is a wait service restaurant (full-service style emphasizing whole pizzas with in-restaurant seating).  (See “Pizzeria Regina Restaurants.”)

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

The first Pizzeria Regina was opened in 1926, and the predecessor corporation was incorporated in 1986. The Company became public in 1994 and since that date has continuously operated a restaurant chain which has increased over time to the present 19 operating restaurants.  The Company’s principal offices are located at 999 Broadway, Saugus, Massachusetts 01906 and its telephone number is (781) 231-7575 and its corporate website is www.polcaris.com  As used in this Report, unless otherwise indicated, the term “Company” refers to Boston Restaurant Associates, Inc. and its subsidiaries.  We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission.

The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Financing

For the year ended April 25, 2004, the Company has sustained net losses of approximately $3,437,000.  As of that date, the Company had a working capital deficiency of approximately $4,304,000 and stockholders’ deficits of $668,721.  As a result BDO Seidman, LLP the Company’s auditors, included in their opinion on the 2004 financial statements an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  The long-term financial stability of the Company will be dependent upon achieving sustained profitable operations, and obtaining additional financing, as well as the possibility of closing the Polcari’s restaurant in Cambridge, Massachusetts, selling the business of the Polcari’s restaurant in Cambridge or its assets, and or subleasing the premises of the Cambridge restaurant.

There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success or lack of success of the Company’s restaurants opened within the last year and planned to be opened within fiscal 2005 may have a critical effect on the Company’s ability to raise funds through the sale of stock or otherwise.  In addition, the Company may be forced to restructure its operations, by selling or subleasing the Polcari’s restaurant in Cambridge, Massachusetts.

On April 30, 2002, the Company entered into a $3,500,000 Credit Facility with Commerce Bank and Trust Company.  The Credit Facility permits the Company to borrow amounts to pay the costs for new restaurant openings and repay over a fixed term of either four or five years. As of April 25, 2004 the Company was not in compliance with certain financial covenants of the Credit Facility, including in particular the requirement that the Company not report two consecutive quarters of operating losses.  However, Commerce Bank and Trust Company waived the covenants for the quarterly fiscal period ended January 25, 2004 and for fiscal year ended April 25, 2004 in exchange for a 1% waiver fee, a modification of the interest rate on all outstanding notes issued under the Credit Agreement from the current 6% to 7% per annum until the first quarter in which the Company is once again in compliance with all financial covenants, and the grant to the bank of a six year warrant to purchase 76,000 shares of the Company’s common stock at a price of $.50 per share.  Subject to certain exceptions pursuant to which the warrant will be exercisable earlier, the warrant is not exercisable until February 13, 2005.  In August 2004, in exchange for the establishment of new financial covenants for fiscal year 2005, the bank waived the covenants for the first quarter of fiscal year 2005.  Because of the Company’s uncertainty regarding its ability to satisfy these covenants, all bank debt has been reclassified as current on the balance sheet for year ended April 25, 2004.  If the Company fails to comply with these covenants, the bank debt would be due on demand.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pizzeria Regina Restaurants

The Company currently operates fourteen Pizzeria Regina restaurants which are fast-service, high volume pizzerias that feature premium brick oven pizza and cater primarily to the lunchtime diner (with the exception of the original North End location, which serves both the lunch and dinner markets).  Of these fourteen restaurants, thirteen are food court kiosks and the original North End Pizzeria Regina is a wait-service restaurant.

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

The Company’s thirteen food court kiosks primarily serve pizza by the slice with multiple topping choices and operate side-by-side with other fast food vendors in retail malls. Menu items are presented in a self-service, take-out style designed to allow customers to order, pay for and consume their food in a very short period of time.  Customers who desire to sit down after purchasing their food may join customers of other food court vendors in one or more designated common areas within the mall.  The focused menu, self-service, take-out style and common seating provide food court customers with a fast, low cost dining alternative as compared to more traditional full-service restaurants.

The Company intends to seek locations for additional Pizzeria Regina food court kiosks.  Based on the Company’s own experience and articles from trade journals, the Company believes there is a trend at retail malls to retrofit and upgrade food courts to emphasize fast food as a focal point of malls.  The Company further believes that lunchtime diners who visit retail shopping malls seek high quality, quick service meals in a food court setting, and that the premium quality of the Company’s brick oven pizza should position it to compete effectively in food court locations.

Management estimates that the cost of opening a typical food court kiosk currently is approximately $525,000. The Company cannot guarantee that actual costs will not significantly exceed these estimates, that the Company will be able to obtain financing necessary to construct additional food courts kiosks, that the Company will be able to complete the construction of new kiosks on a timely basis and within budget, if at all, or that the Company will be able to operate these kiosks successfully.

Polcari’s North End Restaurants

In March 1995, the Company opened its first Polcari’s North End restaurant in Saugus, Massachusetts, recreating a restaurant similar to one that the Company’s predecessor had operated from 1954-1989 in Boston’s North End.  The Polcari’s North End restaurant concept is designed to create an Italian/American casual dining ambiance that captures the community spirit of the 1940s and 1950s in Boston’s Italian North End neighborhood.  The restaurant highlights exposed gas-fired brick ovens in open view of diners.  In addition, memorabilia and photographs depicting scenes in Boston’s North End in the 1940s and 1950s are used to create a neighborhood atmosphere rich with history.  The restaurant also features large tables of six or more seats to encourage family style dining and a value-oriented menu that includes branded Pizzeria Regina pizza, large Italian/American pasta dishes and fresh baked breads. The Company opened a new Polcari’s North End restaurant in October of 2003 in Cambridge, Massachusetts.

The Company has also developed a bistro-restaurant concept, which was inspired by the success of the Saugus-based Polcari’s North End™ restaurant.  Unlike the Saugus and Cambridge restaurants, the bistro restaurants are smaller in size, creating a more intimate family dining experience.  In addition, the menu is a modified version of the Saugus-based offerings, providing for a lighter dining experience.  The bistro restaurants operate under the Polcari’s North End™ trademark in order to capitalize on that mark’s recognition for quality.  The Company currently operates three Polcari’s North End ™ bistro Restaurants in Hyannis, Massachusetts, Woburn, Massachusetts and Salem, New Hampshire.

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

The Company seeks sites for the Pizzeria Regina kiosk restaurants within high-traffic food courts or retail shopping malls located in metropolitan areas.  It seeks sites for Polcari’s North End restaurants located near high-volume, middle market traffic centers, such as retail and residential areas with populations of at least 50,000 persons within a five-mile radius.  For each type of restaurant, the

Company also considers existing local competition and, to the extent such information is available, the sales of other comparably priced restaurants operating in the area.

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

The Company negotiates directly with wholesale suppliers of certain high volume food ingredients such as cheese, tomato sauce, and flour to ensure consistent quality and freshness of products across its restaurants and to obtain competitive pricing. These ingredients are then purchased for the Company by a third party independent distributor at the negotiated price and redistributed to the Company’s restaurants.  All other food ingredients and beverage products are purchased directly by the general manager of each restaurant in accordance with corporate guidelines.  The Company believes that essential food and beverage products are available from a choice of many qualified wholesale suppliers.

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

Employees

As of July 19, 2004, the Company had approximately 750 employees, of whom 13 were corporate and administrative personnel, approximately 70 were field supervision or restaurant managers or management trainees, and the remainder were hourly restaurant personnel.  Many of the Company’s hourly employees work part-time.  The Company believes that its relationship with its employees is good.  None of the Company’s employees are covered by a collective bargaining agreement.

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

The Company is subject to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  The Company presently carries liquor liability coverage for its restaurants, as well as excess liability coverage.  The Company has never been named as a defendant in a lawsuit involving “dram shop” liability.  The Company cannot guarantee that dram shop insurance will continue to be available to the Company at commercially reasonable prices, if at all, or that such insurance, if maintained, will be sufficient to cover any claims against the Company for dram shop liability for which it may be held liable.

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

The Company’s Financial Condition And Ability To Grow May Be Dependent On Additional Funding

 For the year ended April 25, 2004, the Company has sustained net losses of approximately $3,437,000.  As of that date, the Company had a working capital deficiency of approximately $4,304,000 and stockholders’ deficit of $668,721.  As a result BDO Seidman, LLP the Company’s auditors included in their opinion on the 2004 financial statement an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern .  In addition, because of the Company’s uncertainty regarding its ability to satisfy bank financial covenants, all bank debt totaling approximately $3,200,000 has been reclassified as current in the balance sheet for year ended April 25, 2004. If the Company fails to comply with these covenants, the bank debt could be due on demand. The long-term financial stability of the Company and compliance with the bank covenants will be substantially dependent upon achieving sustained profitable operations, and obtaining additional financing, as well as the possibility of closing, selling or subleasing the Polcari’s restaurant located in Cambridge, Massachusetts.

There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success or lack of success of the Company’s restaurants opened within the last year and planned to be opened within fiscal 2005 may have a critical effect on the Company’s ability to raise funds through the sale of stock or otherwise.  In addition, the Company may be forced to restructure its operations, by closing the Polcari’s restaurant in Cambridge, Massachusetts, selling that business or its assets, and or subleasing the premises of that restaurant.

The Company May Be Unable to Expand As Planned

The Company intends to open additional restaurants in an orderly manner as conditions permit.  The Company’s ability to open additional Company restaurants will depend upon a number of factors, such as identifying satisfactory sites, negotiating satisfactory leases, securing required governmental permits and approvals, obtaining of any required financing on acceptable terms, providing adequate supervision of construction, and recruiting and training management personnel, some of which are beyond the control of the Company. The Company cannot guarantee that it will be able to open any other future restaurants within budget or on a timely basis, if at all, or that any of the new restaurants will operate profitably.  If the Company is unable to expand, it may reduce the Company’s ability to increase profitability.

An Unfavorable Outcome Or Prolonged Litigation In A Charge Of Discrimination Filed Against The Company Could Harm The Company’s Business.

The Company, and a Company employee are respondents in a pending Charge of Discrimination.  The Charge alleges that the Company and the employee discriminated on the basis of sex against certain of the Company’s personnel, known as complainants.  The Charge further alleges that the Company failed to investigate complaints of discrimination made by the complainants.  The Charge of Discrimination does not specify the relief sought.  The Company intends to defend against the claims vigorously.  However, the Company could incur substantial costs defending the Charge.  Moreover, although the Company has established a liability for settlement costs of $35,000, the reserve may be inadequate.  The Charge could also divert the time and attention of the Company’s management or cause the Company’s business to decline due to adverse publicity.  The Company cannot predict the outcome of the Charge at this time, and there can be no assurance that the Company will not have to expend a significant amount of money in the course of litigation.  An unfavorable outcome or prolonged litigation in this Charge could materially impact the Company’s business.

The Restaurant Business Is Risky

The Company’s future performance will be subject to a number of factors that affect the restaurant industry generally, including:  (i) the highly competitive nature of the  industry, (ii) general and local economic conditions, (iii) changes in tastes and eating and drinking habits,  (iv) changes in food costs due to shortages, inflation or other causes, (v) population and traffic patterns, (vi) demographic trends, (vii) general employment, and wage and benefit levels in the restaurant industry, which may be affected by changes in federal and local minimum wage requirements or by federally or locally mandated health insurance, (viii) the number of people willing to work at or near the minimum wage and (ix) weather conditions.  (See “Competition.”)

We Are Dependent on Key Executive Officers

The future success of the Company will depend in large part on the continued services of its President, George R. Chapdelaine, as well as on the Company’s ability to attract and retain other qualified senior management personnel.  The Company carries $2,000,000 of key man life insurance on the life of Mr. Chapdelaine.

Insiders Control the Company

The Company’s executive officers, directors and their affiliates and members of their immediate families control the vote of approximately 53% of the outstanding shares of the Common Stock. As a result, they have the practical ability to implement or block changes in the Company’s management and direction which may or may not be in the best interest of stockholders generally.

The Company’s Restaurants Are Concentrated in Massachusetts

A total of fourteen of the Company’s nineteen existing restaurants are located in eastern Massachusetts.  As a result, the Company’s results of operations may be materially affected by changes in the Massachusetts economy.

Our Stock Is Relatively Illiquid and the Price Is Volatile

Compared to many other publicly traded companies, the Company is relatively small and has a relatively low average daily trading volume.  Quarterly operating results of the Company or other restaurant companies, changes in general conditions in the economy, the restaurant industry, or the financial markets, or other developments affecting the Company, its competitors or the financial markets could cause the market price of the Common Stock to fluctuate significantly. These broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the low trading volume may make it difficult for a stockholder to buy or sell a significant amount of stock without affecting the market price.  The Company’s securities are, and will likely continue to be, principally traded on the OTC Bulletin Board or its successor. (See “Item 5. Market for Registrant Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

ITEM 2.                                        PROPERTIES

Of the Company’s nineteen currently operating restaurants, eighteen are located in leased space and one restaurant, the North End Pizzeria Regina location, is owned by the Company.

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

The following table sets forth certain information with respect to the Company’s restaurant properties:

Location	Type (1)

Auburn Mall	food court
Auburn, MA
North End	wait service
Boston, MA (2)
Faneuil Hall Marketplace	food court
Boston, MA
Prudential Center	food court
Boston, MA
South Station	food court
Boston, MA
Burlington Mall	food court
Burlington, MA
Technology Square	Polcari’s North End
Cambridge, MA
Holyoke Mall	food court
Holyoke, MA
Cape Cod Mall	Polcari’s North
Hyannis, MA	End (bistro)
Independence Mall	food court
Kingston, MA
South Shore Plaza	food court
Braintree, MA
Solomon Pond Mall	food court
Marlborough, MA

Oviedo Market Place	food court
Oviedo, FL
Paramus Park	food court
Paramus, NJ
Providence Place	food court
Providence, RI
Regency Square	food court
Richmond, VA
Salem, NH	Polcari’s North End (bistro)
Saugus, MA	Polcari’s North End
Woburn, MA	Polcari’s North End (bistro)

(1)                                  Pizzeria Regina food court locations have no independent seating capacity.  Seating is centralized in the common areas of the food courts.  The North End seats approximately 75 customers; the Saugus Polcari’s North End location seats approximately 360 customers; the Cambridge Polcari’s North End location seats approximately  300  customers; the three bistro restaurants each seat approximately 200 customers.

(2)                                  Company-owned.  This property is subject to a mortgage in favor of Commerce Bank and Trust Company.  (See “Item 7.  Management’s Discussion And Analysis Of Financial Condition and Results of Operations — Liquidity and Capital Resources.”)

The Company occupies approximately 5,325 square feet of executive office space in Saugus, Massachusetts.  The lease for this location expires on October 31, 2006.  The Company also leases approximately 5,000 square feet of warehouse space located in Somerville, Massachusetts under a lease expiring on July 31, 2005 (including all extension options that may be exercised by the Company in its discretion) and approximately 2,741 square feet for its commissary located in Charlestown, Massachusetts under a lease expiring on August 14, 2005.

ITEM 3.                                        LEGAL PROCEEDINGS

A Charge of Discrimination was filed on June 15, 2004 by certain of the Company’s personnel, known as complainants, with the Massachusetts Commission Against Discrimination and with the Equal Employment Opportunity Commission.  The Charge was filed against the Company and a Company employee.  The Charge alleges that the Company and the employee discriminated against the complainants on the basis of sex.  The Charge further alleges that the Company failed to investigate complaints of discrimination made by the complainants.  The Charge of Discrimination does not specify the relief sought.  The Company strongly believes that the Charge lacks merit, and the Company intends to defend against the claims vigorously.  However, the Company could incur substantial costs defending the Charge.  The Charge could also divert the time and attention of the Company’s management or cause the Company’s business to decline due to adverse publicity.  The Company cannot predict the outcome of the Charge at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operation.

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business.

Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, the election of the Board of Directors of the Company was submitted to a vote of security holders of the Company at a special meeting in lieu of the annual meeting of the Company’s stockholders.  On April 23, 2004, the Company’s stockholders voted to elect the following directors:

George R. Chapdelaine with 5,014,251 shares voting for and 55,123 shares withheld;

Hugh Devine with 5,035,259 shares voting for and 34,115 shares withheld;

Edward P. Grace III with 5,055,759 shares voting for and 13,615 shares withheld;

Roger Lipton with 4,409,036 shares voting for and 660,338 shares withheld;

John P. Polcari, Jr. with 5,035,259 shares voting for and 34,115 shares withheld; and

Robert C. Taft with 5,055,759 shares voting for and 13,615 shares withheld;

in each case, there were no shares abstaining and no broker nonvoting shares cast.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded publicly on the OTC Bulletin Board and on the Boston Stock Exchange (BSE symbol: “BNR”).  As of July 16, 2004, there were approximately 600 holders of record of the Company’s Common Stock.  On July 21, 2004, the last bid and asked price of the Company’s Common Stock as reported on the OTC Bulletin Board were  $.63and $.65 per share, respectively.

The table below represents the quarterly high and low bid and asked prices for the Company’s Common Stock for the Company’s last two fiscal years, as reported on the OTC Bulletin Board.  The prices listed in this table reflect quotations without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

	High Bid	Low Bid	High Asked	Low Asked

Fiscal Year Ended April 25, 2004

First Quarter	$.65	$.30	$.95	$.35
Second Quarter	$.94	$.48	$1.01	$.80
Third Quarter	$.65	$.40	$.85	$.58
Fourth Quarter	$.55	$.26	$.80	$.39

Fiscal Year Ended April 27, 2003

First Quarter	$.90	$.65	$1.01	$.75
Second Quarter	$.75	$.60	$1.01	$.68
Third Quarter	$.70	$.50	$1.01	$.65
Fourth Quarter	$.60	$.37	$.85	$.60

The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.  Rather, the Company intends to retain all of its future earnings to finance future growth.  The Company’s Credit Facility prohibits the payment of cash dividends without the lender’s prior consent.

Company Equity Compensation Plans

The Company presently maintains a 1994 Director Stock Option Plan and a 1994 Employee Combination Stock Option Plan under which options are no longer issued, and the Combination Stock Option and Share Award Plan (the “2002 Plan”), pursuant to which it may grant equity awards to eligible persons.  The following table gives information about those plans.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	775,800	$1.085	440,000

Equity compensation plans not approved by security holders	0	0	0

Total	775,800	$1.085	440,000

On February 13, 2004, the Company issued Commerce Bank & Trust Company a warrant to purchase 76,000 shares of the Company’s common stock.  The warrant issued in this transaction was issued in reliance upon the exemption from registration set forth in Section 4 (2) of the Securities Act relating to sales by an issuer not involving any public offering.  The warrant expires on February 13, 2010 and has an exercise price of $0.50 per share.  The warrant becomes exercisable in full on the first to occur of February 13, 2005, a default under the Company’s loan agreement with Commerce Bank & Trust Company or a change of control of the Company.  The holder of the warrant has the right in certain circumstances to require the Company to register with the Securities and Exchange Commission for resale the shares issuable upon exercise of the warrant.  The warrant was issued in connection with a waiver by Commerce Bank and Trust Company of the Company’s failure to comply with certain financial covenants.  (See “Item 7.  Management’s Discussion And Analysis Of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

ITEM 6.                                        SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the fiscal periods indicated, a 52 week period for fiscal 2004, 2003, 2002, 2001, and a 53 week period for fiscal 2000.

	April 25, 2004	April 27, 2003	April 28, 2002	April 29, 2001	April 30, 2000
Income Statement Data:

Total revenues	$23,290,256	$22,541,875	$23,854,439	$21,707,907	$16,013,321

Costs and expenses:
Cost of food, beverages and liquor	4,847,294	4,348,095	4,885,952	4,644,810	3,284,015
Other operating expenses	15,310,776	13,570,421	14,293,083	13,052,040	9,471,227
General and administrative	2,738,690	2,610,666	2,132,756	1,837,085	1,719,071
Depreciation and amortization	1,231,399	1,056,889	1,152,860	1,161,628	762,346
Pre-opening costs	392,308	8,545	—	658,090	453,002
Litigation and settlement costs (credits)	(246,228)	(443,445)	—	1,847,487	—
Charge for asset impairment	2,162,584	—	—	580,000	—

Total costs and expenses	26,436,823	21,151,171	22,464,651	23,781,140	15,689,661

Operating income (loss)	(3,146,567)	1,390,704	1,389,788	(2,073,233)	323,660
Interest expense, net	(512,668)	(407,243)	(508,072)	(456,842)	(327,164)
Other income, net	221,957	9,428	9,015	19,771	5,171
Income (loss) before minority interest	(3,437,278)	992,889	890,731	(2,510,304)	1,667
Minority interest in net loss of subsidiary	—	—	—	—	63,867
Net income (loss)	$(3,437,278)	$992,889	$890,731	$(2,510,304)	$65,534

Net income (loss) per share of common stock:
Basic and Diluted	$(.49)	$.14	$.13	$(.36)	$.01

Balance Sheet Items:
Total Assets	$7,740,807	$8,273,745	$8,640,734	$9,000,203	$8,307,876
Long Term Obligations	$2,353,177	$3,213,292	$3,750,876	$4,527,914	$2,964,630

Total Liabilities	$8,409,528	$5,535,187	$6,895,065	$8,145,265	$4,942,634

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

Except as otherwise indicated, references to years mean our fiscal year ended April 25, 2004, April 27, 2003 and April 28, 2002.

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

There were 16 units in operation throughout each of fiscal 2003 and 2002.  There were 16 units in operation for all fiscal 2004, one new Polcari’s North End unit was added in the sixth month and one new Pizzeria Regina was added in the twelfth month of fiscal 2004.

Our fiscal 2004 results reflect the effects of opening a new Polcari’s North End in Cambridge, Massachusetts and the impairment of this location, a new Pizzeria Regina at the Prudential Center in Boston, Massachusetts and consumer behavior during the economic slowdown.  The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	April 25,	April 27,	April 28,
	2004	2003	2002
Revenues:
Restaurant sales	99.9%	99.7%	99.9%
Other	.1	.3	.1
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of food, beverages and liquor	20.8	19.3	20.5
Other operating expenses- payroll	32.8	30.4	31.1
Other operating expenses exclusive of payroll	32.9	29.8	28.8
General and administrative	11.8	11.6	9.0
Depreciation and amortization	5.3	4.7	4.8
Pre-opening costs	1.7	—	—
Litigation and settlement costs (credits)	(1.1)	(2.0)	—
Charge for asset impairment	9.3	—	—
Operating income (loss)	(13.5)	6.2	5.8
Interest expense, net	(2.2)	(1.8)	(2.1)
Other income, net	1.0	—	—
Net income (loss)	(14.7)%	4.4%	3.7%

Results of Operations for the Years Ended April 25, 2004 and April 27, 2003

Restaurant Sales

 Restaurant sales in fiscal 2004 were $23,274,000 compared to $22,478,000 in fiscal 2003. Sales for the restaurants open throughout both fiscal 2004 and 2003 decreased by 1.8%.  The Company believes the decrease in restaurant sales in fiscal 2004 compared to fiscal 2003 was attributable to the impact on consumer behavior of the economic slowdown in the Northeast.

Net sales at the Company’s Pizzeria Regina restaurants decreased 1.4% to $11,281,000 in fiscal 2004 from $11,445,000 in fiscal 2003.  The decrease in restaurant sales was principally due to the temporary closing of the Faneuil Hall location from May 9, 2003 to July 2, 2003.  The loss of revenue from that location was partially compensated by payments under the Company’s insurance policies, which are included in other income.

Net sales at the Company’s full service casual dining restaurants increased by 8.6% to $11,947,000 in fiscal 2004 from $11,005,000 in fiscal 2003.  The increase in restaurant sales was primarily attributable to the opening of the new

Polcari’s in Cambridge, Massachusetts in October, 2003 partially offset by the continued economic slow down in the Northeast .

Sales at the Company’s commissary were $46,000 in fiscal 2004 compared to $28,000 in fiscal 2003.  The increase in commissary sales was primarily attributable to an increase in product shipments to our distributors for the out-of-state Pizzeria Reginas and the Pizzeria Regina franchise in Las Vegas, Nevada.

Franchise Fees and Royalties

During fiscal 2004, the Company recognized $17,000 in royalties from a domestic Pizzeria Regina franchise at the Palms Casino Resort in Las Vegas, Nevada which closed on April 30, 2004.  During fiscal 2003, the Company recognized $50,000 in franchise fee revenues and $14,000 related to royalties.

Costs and Expenses

Cost of Food, Beverages and Liquor

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 21% in fiscal 2004 compared to 19% in fiscal 2003.  The increase as a percentage of total revenues was primarily attributable to increases in costs from suppliers in general.

The cost of food, beverages and liquor was $4,847,000 in fiscal 2004 compared to $4,348,000 in fiscal 2003. The dollar increase was due in part to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant.

The cost of food, beverages, and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in fiscal 2004 compared to 15% in fiscal 2003.  The increase as a percentage of restaurant sales was primarily due to higher cheese costs.

The cost of food, beverages and liquor at the Pizzeria Regina restaurants was $1,810,000 in fiscal 2004 compared to $1,752,000 in fiscal 2003.  The dollar increase was primarily due to higher cheese costs and increases in costs from suppliers in general, which were partially offset by the Company’s lower consumption of these supplies due to lower sales from these restaurants.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants increased to 25% in fiscal 2004 from 24% in fiscal 2003.  The increase as a percentage of restaurant sales was principally due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant which is open for lunch seven days a week resulting in higher food costs and increases in costs from suppliers in general and weak revenue generation by the Cambridge location compared to the Company’s other full service casual dining restaurants.

The cost of food, beverages and liquor at the Company’s full service casual dining restaurants was $3,037,000 in fiscal 2004 compared to $2,596,000 in fiscal 2003.  The dollar increase was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant.

Other Operating Expenses

Payroll Expenses.  Payroll expenses as a percentage of total revenues for all restaurants were 33% in fiscal 2004 compared to 30% in fiscal 2003.  The increase as a percentage of total revenues was attributable to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant, as well as to the fact that during the temporary closing of the Faneuil Hall location the Company continued to incur payroll costs associated with that location and to the increased employee health benefit costs.

Payroll expenses for all the restaurants were $7,639,000 in fiscal 2004 compared to $6,860,000 in fiscal 2003.  The dollar increase in payroll expenses was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant.

Payroll expenses at the Pizzeria Regina restaurants were 26% of restaurant sales in fiscal 2004 compared to 25% of restaurant sales in fiscal 2003.  The increase as a percentage of restaurant sales was primarily due to the temporary closing of the Faneuil Hall location and to an increase in employee benefit costs.

Payroll expenses at the Pizzeria Regina restaurants were $2,945,000 in fiscal 2004 compared to $2,893,000 in fiscal 2003.  This dollar increase was primarily due to an increased cost in employee health benefits.

Payroll expenses at the Company’s full service casual dining restaurants increased to 36% of restaurant sales in fiscal 2004 from 33% of restaurant sales in fiscal 2003. The increase as a percentage of restaurant sales was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts and to an increase in employee health benefit costs.

Payroll expenses at the Company’s full service casual dining restaurants were $4,291,000 in fiscal 2004 compared to $3,595,000 in fiscal 2003.  This dollar increase was primarily due to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts and an increase in employee health benefit costs.

Payroll expenses at the Company’s Commissary were $403,000 for fiscal 2004 as compared to $372,000 in fiscal 2003.

Other Operating Expenses, Exclusive of Payroll.  Other operating expenses, exclusive of payroll, were 33% of total revenues in fiscal 2004 compared to 30% in fiscal 2003.  The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and to a reduction in revenue.

Other operating expenses, exclusive of payroll were $7,672,000 in fiscal 2004 compared to $6,710,000 in fiscal 2003.  This dollar increase is primarily attributable to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 34% of restaurant sales in fiscal 2004 compared to 33% in fiscal 2003. The increase as a percentage of sales was primarily attributable to the temporary closing of the Faneuil Hall location, where the Company nonetheless continued to incur some of such costs without any corresponding revenue.

Other operating expenses, exclusive of payroll from the Pizzeria Regina restaurants were $3,858,000 in fiscal 2004 compared to $3,775,000 in fiscal 2003.  This dollar increase was primarily attributable to the temporary closing of the Faneuil Hall location which resulted in additional operating expenses.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 31% of total revenues in fiscal 2004 from 26% of total revenues in fiscal 2003.  The increase as a percentage of restaurant sales was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts,  increased rent expenses, and the reduction in same stores revenue.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants were $3,688,000 in fiscal 2004 compared to $2,826,000 in fiscal 2003. The dollar increase was primarily due to a $618,000 increase attributable to Cambridge and a $126,000 increase in rent expenses.

Other operating expenses also include commissary expenses, which were $126,000 in fiscal 2004 and $109,000 in fiscal 2003.

General and Administrative Expenses

General and administrative expenses were 12% of total revenues in both fiscal 2004 and fiscal 2003 periods.

General and administrative expenses were $2,739,000 in fiscal 2004, compared to $2,611,000 in fiscal 2003.  The dollar increase were primarily attributable to consulting costs.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $1,231,000 in fiscal 2004, as compared to $1,057,000 in fiscal 2003, amounting to 5% of total revenues in both fiscal years.

Pre-Opening Costs

 Pre-opening expenses in fiscal 2004 were $392,000 compared to $9,000 in fiscal 2003.  The pre-opening expenses were related to the new Cambridge, Massachusetts Polcari’s North End restaurant which consisted of labor, advertising, rent and training materials, the new Pizzeria Regina restaurant at the Prudential Center in Boston, Massachusetts and the planned opening of the new Pizzeria Regina restaurant at South Station in Boston, Massachusetts.

Litigation and Settlement Costs

In 1998 the Company formed a joint venture with Italian Ventures, LLC, a Kentucky limited liability company (“Italian Ventures”), and entered into a development agreement with it.  Approximately eight months after the joint venture and development agreement were entered into, the Company filed a lawsuit against Italian Ventures and certain related parties seeking dissolution of the joint venture.  In fiscal 2001, the Company reached a settlement of the dispute with Italian Ventures, LLC in which it agreed to pay royalties on future revenues from certain “Bistro restaurants”, as defined in the settlement agreement.  The Company accrued a liability of $955,000 in the fourth quarter of fiscal 2001 as the estimated cost of the obligation to pay the future royalties, based upon a forecast of Bistro restaurant gross sales for the period May 2001 through April 2008 using historical information and estimates of growth of existing Bistro units, as well as anticipated future Bistro unit openings and closings.  In the fourth quarter of fiscal 2003, the Company reduced the accrual by $443,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures.  In 2004, the Company experienced the opening of an under performing Polcari’s in Cambridge, Massachusetts, which caused the Company to reassess its expansion plans due to financial constraints.  As a result of this reassessment in fiscal 2004 the amount of accrual was reduced by $246,000 to $258,000 to reflect the Company’s revised estimates of the remaining obligations under the settlement agreement with Italian Ventures.

Loss or Impairment of Long-Lived Assets

The Company recorded an impairment charge of $2,163,000 in the fourth quarter of fiscal 2004 which is included in the consolidated statements of operations related to the write-down of certain long-lived assets.  The Company reviewed the carrying value of its long-lived assets and noted that the expected future cash flows for the Polcari’s North End in Cambridge, Massachusetts were not sufficient to recover the recorded carrying value of long-lived assets at this location.  Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and restaurant equipment to an estimated fair market value based on the estimated residual value of the equipment.

Other Income

Other income was $222,000 in fiscal 2004 compared to $9,000 in fiscal 2003.  The increase in other income is attributable to insurance proceeds of $184,000 related to the temporary closing of the Faneuil Hall Pizzeria Regina.

Interest Expense and Interest Income

Interest expense increased to $516,000 in fiscal 2004, compared to $410,000 in fiscal 2003.  This increase was primarily due to an increase in interest expense under the Company’s credit facility due to additional borrowing.

Interest income was $3,000 in both fiscal 2004 and fiscal 2003 years.

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

Payroll expenses for all the restaurants were $6,860,000 in fiscal 2003 compared to $7,424,000 in fiscal 2002.  The dollar decrease in payroll expenses was primarily due to a reduction in hours worked as a result of diminished sales, and improved labor efficiency.

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

Other Operating Expenses, Exclusive of Payroll

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funding during fiscal 2004 were cash provided by operations and borrowings under a $3,500,000 credit facility with Commerce Bank and Trust Company entered into April 30, 2002 (the “Credit Facility”).

At April 25, 2004, the Company had a working capital deficit of $4,304,000 compared to a deficit of $372,000 at the end of fiscal 2003, and cash and cash equivalents of approximately $652,000, compared to $1,107,000 at the end of fiscal 2003.  The principal reasons for the increase in the working capital deficit were the reclassification of the bank debt and the loss incurred in fiscal 2004.  The Company’s financial condition and growth will be dependent upon obtaining adequate additional financing until profitable operations are achievable.  The Company cannot guarantee that it will be successful in obtaining additional financing.

On April 30, 2002, the Company entered into its $3,500,000 Credit Facility with Commerce Bank and Trust Company.  The Credit Facility has permitted the Company to borrow amounts to pay the costs for new restaurant openings and repay over a fixed term of either four or five years.  Each borrowing under the Credit Facility bears interest at the bank’s base rate plus 1.75% until the conversion date, subject to an annual adjustment to the bank’s then current base rate plus 2.0%.  The Company borrowed $922,000 under the Credit Facility on April 30, 2002 to pay off the prior bank facility.  The note for that borrowing bore interest at 6.75% for the first year, 6.25% as of April 30, 2003 and 7.25%  as of April 25, 2004 and is payable over four years.  All borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  On June 6, 2003, the Company committed to borrow an additional $2.5 million under the Credit Facility to finance the costs of the new Cambridge, MA Polcari’s North End restaurant.  The note for that borrowing has a term of five years and currently bears interest at 7% for the first year.  On February 13, 2004 the Company committed to borrow an additional $535,000 under the Credit Facility to partially finance the cost of opening two new Pizzeria Regina Kiosks.  As of April 25, 2004 the Company was not in compliance with the certain financial covenants of the Credit Facility.  However, Commerce Bank and Trust Company waived the covenants for the quarterly fiscal period ended January 25, 2004 and for fiscal year ended April 25, 2004 in exchange for a 1% waiver fee, a modification of the interest rate on all outstanding notes issued under the Credit Agreement from the current 6% to 7% per annum until the first quarter in which the Company is once again in compliance with all financial covenants, and the grant to the bank of a six year warrant to purchase 76,000 shares of the Company’s common stock at a price of $.50 per share.  Subject to certain exceptions pursuant to which the warrant will be exercisable earlier, the warrant is not exercisable until February 13, 2005. In August 2004, in exchange for the establishment of new financial covenants for fiscal year 2005, the bank waived the covenants for the first quarter of fiscal year 2005.  Because of the Company’s uncertainty regarding its ability to satisfy these covenants, all bank debt has been reclassified as current on the balance sheet for year ended April 25, 2004.  If the Company fails to comply with these covenants, the bank debt would be due on demand.

During fiscal 2004, the Company had a net decrease in cash and cash equivalents of $455,000, reflecting net cash provided by operating activities of $136,000, net cash used for investing activities of $3,040,000 and net cash provided by financing activities of $2,449,000.

Net cash provided by operating activities of $136,000 included depreciation and amortization expense of $1,231,000, warrants granted in exchange for the bank’s waiver  of $30,000, a charge for an asset impairment of $2,163,000, an increase in accounts payable of $478,000, an increase of accrued expenses of $97,000 and an increase of deferred rent of $105,000.  This was partially offset by a net loss of $3,437,000, an increase in accounts receivables of $33,000, an increase of inventories of $195,000, an increase of prepaid expenses of $27,000, an increase of other assets of $18,000, a decrease in other long-term liabilities of $9,000 and a reduction of the litigation settlement of $246,000.  Net cash used for investing activities of $3,040,000 reflects capital expenditures associated with the new Cambridge, Massachusetts Polcari’s North End restaurant, the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts, the new Pizzeria Regina at South Station in Boston, Massachusetts and various other Pizzeria Regina restaurants and Polcari’s North End bistro restaurants.  Net cash provided by financing activities of $2,449,000 consisted of proceeds from the Credit Facility partially offset by net repayments for long-term debt, capital lease obligations and stockholder loans.

At April 25, 2004, the Company had current liabilities of $6,056,000, including $1,059,000 of accounts payable, $1,417,000 of accrued expenses and current maturities of long term obligations in the amount of $3,581,000.  At April 25, 2004, the Company had long-term obligations, less current maturities, in the amount of $2,353,000, including  $89,000 of notes payable to a stockholder, $62,000 due under the capital lease obligations, $1,450,000 of convertible subordinated debentures, $501,000 of deferred rent, and $251,000 of other long-term liabilities primarily related to the litigation settlement agreement with Italian Ventures, LLC.

The opinion of BDO Seidman, LLP on the Company’s fiscal 2004 financial statement included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  In addition, because of the Company’s concern regarding its ability to satisfy bank financial covenants, all bank debt totaling approximately $3,200,000 has been reclassified as current in the balance sheet for year ended April 25, 2004. If the Company fails to comply with these covenants, the bank debt could be due on demand.  The Company’s financial condition and compliance with the bank covenants will be substantially dependent upon obtaining adequate additional financing and achieving l profitable operations.  The Company cannot guarantee that it will be able to raise the necessary capital to continue in operation or that it will be able to achieve profitable operations.  In addition, the Company may be forced to restructure its operations by closing the Polcari’s restaurant in Cambridge, Massachusetts, selling that business or its assets, and/or subleasing the premises of that restaurant.  Public financing would be subject to market conditions and other uncertainties, and no assurance can be given that the Company could obtain public financing at any time.  Either public or private equity financing would likely result in dilution of the Company’s existing stockholders.

Loss of Impairment of Long Lived Assets

The Company recorded an impairment charge of $2,163,000 in the fourth quarter of fiscal 2004 which is included in the consolidated statements of operations related to the write-down of certain long-lived assets.  The Company reviewed the carrying value of its long-lived assets and noted that the expected future cash flows for the Polcari’s North End in Cambridge, Massachusetts were  not sufficient to recover the recorded carrying value of long-lived assets at that  location.  Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and restaurant equipment to an estimated fair market value.

Contractual Obligations

The Company has long-term contractual obligations primarily in the form of leases and debt obligations.  The following table summarizes the Company’s contractual obligations and their aggregate maturities as of April 25, 2004. (See discussions of cash flows, financial position and capital resources as well as the Notes to the April 25, 2004 consolidated financial statements for further details).

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations (1)	$4,833,158	$3,383,158	—	—	$1,450,000
Capital lease obligations (2)	253,687	191,847	61,840	—	—
Operating lease obligations	19,089,730	3,436,742	5,919,636	4,663,883	5,069,469
Purchase obligations	—	—	—	—	—
Shareholder Note (3)	94,964	6,114	13,155	14,440	61,255
Total	24,271,539	7,017,861	5,994,631	4,678,323	6,580,724

(1) Consists principally of bank borrowings under the Credit Facility and the $1,450,000 principal amount of long term convertible debentures.

(2) Consists principally of equipment leases.

(3) Consists principally of shareholder note.

The Company requires cash to pay its operating expenses and to service the obligations listed above.  The Company’s principal sources of funds are its operations.  The Company cannot guarantee that its operations will generate cash in future periods.

The Credit Facility requires compliance with various financial covenants, of which the most restrictive are cash to debt ratio and profitability.  If the Company defaults under any of the provisions of the Credit Facility, all amounts outstanding under each of the term facilities become due and payable, and the bank may proceed against its collateral, which includes substantially all of the Company’s assets. As of April 25, 2004 the Company was not in compliance with  certain financial covenants of the Credit Facility.  However, Commerce Bank and Trust Company waived the covenants violations for the quarterly fiscal period ended January 25, 2004 and for fiscal year ended 2004 in exchange for a 1% waiver fee, a modification of the interest rate on all outstanding notes issued under the Credit Agreement from the current 6% to 7% per annum until the first quarter in which the Company is once again in compliance with all financial covenants, and the grant to the bank of a six year warrant to purchase 76,000 shares of the Company’s common stock at a price of $.50 per share.  Subject to certain exceptions pursuant to which the warrant will be exercisable earlier, the warrant is not exercisable until February 13, 2005.  In August 2004, in exchange for the establishment of new financial covenants for fiscal year 2005, the bank waived the covenants for the first quarter of fiscal year 2005.  Because of the Company’s uncertainty regarding its ability to satisfy these covenants, all bank debt has been reclassified as current on the balance sheet for year ended April 25, 2004.  If the Company fails to comply with these covenants, the bank debt would be due on demand.

CRITICAL ACCOUNTING POLICIES

The Company considers its accounting policies with respect to the use of estimates, long-lived assets and goodwill, and revenue recognition as the most critical to its results of operations and financial condition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  For example, in fiscal 2001 the Company recorded a non-recurring charge for a litigation settlement agreement.  This estimate was based on projected sales of current and future bistro restaurants, which assumed the number and timing of new Bistro Restaurants as defined in the settlement agreement. The actual royalty payments ultimately required to be paid may vary significantly from both the Company’s original and its revised estimates.

Long-Lived Assets

The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”).  SFAS No. 144 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of.

Whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, as appropriate. In fiscal 2004, the Company recorded an impairment charge of $2,163,000 related to the write-down of certain long-lived assets.  The Company determined that the future cash flows which the Company estimated would be received from Polcari’s North End located in Cambridge, Massachusetts would not be sufficient to recover the recorded carrying value of the long-lived assets applicable to that location.

Goodwill

Goodwill resulting from the excess of cost over fair value of net assets acquired is being tested for impairment in accordance with the guidelines in SFAS No. 142.  SFAS No. 142 requires among other things, that companies no longer amortize goodwill but test goodwill for impairment at least annually.  As of April 27, 2003, the Company’s goodwill of $453,643 was associated with the acquisition of Capucino’s, Inc. in 1994.  No adjustment to the $453,643 balance of goodwill was deemed necessary during the year ended  April 25, 2004.  Prior to the adoption of SFAS 142, the Company amortized goodwill over twenty years, which resulted in amortization of $37,806 in both 2002 and 2001.

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

ITEM 7A.                               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 7 bear interest at a variable rate based on the bank’s prime rate. A 100 basis point change in the Credit Facility interest rate (approximately 7% at April 25, 2004) would cause the interest expense for fiscal 2005 to change by approximately $34,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at April 25, 2004. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions covenant compliance and other factors.

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

ITEM 8.                                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

The Company’s Financial Statements, together with the Report of Independent Certified Public Accountants have been included at Item 15 and appear at Pages F-1 through F-34.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                               CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15 or 15d-15), which have been designed to ensure that material information related to the Company is timely disclosed.  Based upon that evaluation, they concluded that the disclosure controls and procedures were effective and remained virtually unchanged in the fourth quarter of year ended April 25, 2004.

PART III

ITEM 10.                                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its 2004 fiscal year.

ITEM 11.                                 EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its 2004 fiscal year.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 says after close if its 2004 fiscal year.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its 2004 fiscal year.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its 2004 fiscal year.

PART IV

ITEM 15.                                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  FINANCIAL STATEMENTS AND SCHEDULES

(1)            Financial Statements listed under Part II, Item 8

(2)            Financial Statement Schedules have been omitted because the required information is not applicable or required, or because the required information is shown either in the Financial Statements or the notes thereto.

(b)                                 REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on March 29, 2004.

EXHIBITS

Exhibit Number		Reference Number
3.01	Amended Certificate of Incorporation of the Registrant	G-3.01*

3.02	Amended By-Laws of the Registrant	A-3(b)*

4.01	Description of Stock (contained in the Amended Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).	G-4.01*

4.02	Form of Certificate evidencing shares of Common Stock	D-4(b)*

10.01	Loan Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 30, 2002	K-6(a)(i)

10.02	Note from Boston Restaurant Associates, Inc. to Commerce Bank & Trust Company dated April 30, 2002	K-6(a)(ii)

10.03	Security Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 30, 2002	K-6(a)(iii)

10.04	Form of Indemnification Agreement with each of the directors and certain officers of the Registrant**	A-10(bb)*

10.05	Incentive Stock Option Plan**	B-10(h)*

10.06	2002 Combination Stock Option and Share Award Plan**	J-10(h)*

10.07	Charter of the Audit Committee of Boston Restaurant Associates, Inc., as adopted December 6, 2002 as amended March 5, 2004	I-99*

10.09	Second Allonge to Loan Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated February 13, 2004	Filed herewith

10.10	First Allonges to Notes from Boston Restaurant Associates, Inc. to Commerce Bank & Trust Company dated February 13, 2004	Filed herewith

10.11	Stock Purchase Warrant issued by Boston Restaurant Associates, Inc. in favor of Commerce Bank & Trust Company dated February 13, 2004	Filed herewith

10.12	Employment agreement between Boston Restaurant Associates, Inc. and George R. Chapdelaine dated April 23, 2004	Filed herewith

14	Code of Ethics	L-14*

21	Subsidiaries of the Registrant	A-21*

23	Consent of BDO Seidman, LLP	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.01	Certifications of Chief Executive Officer and Chief Financial Officer to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*

In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Management Contract or Compensatory Plan or Arrangement

A	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 33-81068). The number set forth herein is the number of the Exhibit in said registration statement.

B	Incorporated by reference to the Company’s registration statement on Form S-1 (File No. 33-31748). The number set forth herein is the number of the Exhibit in said registration statement.

C	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended April 30, 1991. The number set forth herein is the number of the Exhibit in said annual report.

D	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended April 30, 1994. The number set forth herein is the number of the Exhibit in said annual report.

E	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the period ended January 25, 1998. The number set forth herein is the number of the Exhibit in said quarterly report.

F	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended April 26, 1998. The number set forth herein is the number of the Exhibit in said annual report.

G	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended April 25, 1999. The number set forth herein is the number of the Exhibit in said annual report.

H	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for period ended July 25, 1999. The number set forth herein is the number of the Exhibit in said quarterly report.

I	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for period ending January, 2001. The number set forth herein is the number of the Exhibit in said quarterly report.

J	Incorporate by reference to the Company’s Annual report on Form 10-K for the year ended April 28, 2002. The number set forth herein is the number of the Exhibit in said annual report.

K	Incorporated by reference to the Company’s quarterly report on Form 10-Q for period ended July 28, 2002. The number set forth herein is the number of the Exhibit in said quarterly report.

L	Incorporated by reference to the Company’s quarterly report on Form 10-Q for period ended January 25, 2004. The number set forth herein is the number of the Exhibit in said quarterly report.

(d)                                 FINANCIAL STATEMENT SCHEDULES

The Financial Statement Schedules required by this item, if any, are listed under Item 14(a)(2).

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Financial Statements

Years Ended April 25, 2004 and April 27, 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Boston Restaurant Associates, Inc.

We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 25, 2004 and April 27, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended April 25, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 25, 2004 and April 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 25, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and has working capital and stockholder deficits as of April 25, 2004.  These matters raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Boston, Massachusetts
July 15, 2004
except for Note 1 and the fifth paragraph
of Note 6 which are as of
August 2, 2004

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 25, 2004	April 27, 2003

Assets (Note 6)

Current:
Cash and cash equivalents	$651,754	$1,106,701
Accounts receivable	169,975	137,123
Inventories (Note 2)	735,910	541,030
Prepaid expenses and other	194,303	164,610

Total current assets	1,751,942	1,949,464

Property and equipment (Notes 10 and 14):
Building	512,500	512,500
Leasehold improvements	8,480,782	6,739,402
Equipment, furniture and fixtures	5,764,996	4,509,527

	14,758,278	11,761,429

Less accumulated depreciation and amortization	9,736,890	6,472,336

Net property and equipment	5,021,388	5,289,093

Other assets, net (Note 3)	513,834	581,545

Goodwill (Note 4)	453,643	453,643

	$7,740,807	$8,273,745

See accompanying summary of accounting policies and notes to consolidated financial statements.

	April 25, 2004	April 27, 2003

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,058,469	$580,070
Accrued expenses (Note 5)	1,416,765	1,319,805
Current maturities (Notes 6, 7 and 10):
Long-term debt	3,383,158	220,835
Notes payable - stockholder	6,114	5,820
Obligations under capital leases	191,845	195,365

Total current liabilities	6,056,351	2,321,895

Long-term obligations:
Long-term debt, less current maturities (Note 6)	—	511,671
Notes payable - stockholder, less current maturities (Note 7)	88,850	94,964
Obligations under capital leases, less current maturities (Note 10)	61,842	253,688
Deferred rent (Note 10)	501,469	396,271
Subordinated debentures (Notes 8 and 11)	1,450,000	1,450,000
Other long-term liabilities (Note 10)	251,016	506,698

Total liabilities	8,409,528	5,535,187

Commitments and contingencies (Notes 10 and 11)

Stockholders’ equity (deficit) (Notes 8 and 11):
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 25,000,000 shares authorized; issued 7,060,170 shares; outstanding 7,035,170 shares	70,602	70,602
Additional paid-in capital	10,952,635	10,922,636
Accumulated deficit	(11,667,266)	(8,229,988)

	(644,029)	2,763,250

Less treasury stock, 25,000 shares at cost	(24,692)	(24,692)

Total stockholders’ equity (deficit)	(668,721)	2,738,558
	$7,740,807	$8,273,745

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended	April 25, 2004	April 27, 2003	April 28, 2002

Revenues:
Restaurant sales	$23,273,656	$22,477,600	$23,827,993
Franchise fees (Note 10)	16,600	64,275	26,446

Total revenues	23,290,256	22,541,875	23,854,439

Costs and expenses:
Cost of food, beverages and liquor	4,847,294	4,348,095	4,885,952
Other operating expenses	15,310,776	13,570,421	14,293,083
General and administrative	2,738,690	2,610,666	2,132,756
Depreciation and amortization	1,231,399	1,056,889	1,152,860
Pre-opening costs	392,308	8,545	—
Litigation credits (Note 10)	(246,228)	(443,445)	—
Charge for asset impairment (Note 14)	2,162,584	—	—

Total costs and expenses	26,436,823	21,151,171	22,464,651

Operating income (loss)	(3,146,567)	1,390,704	1,389,788

Interest expense, net of interest income of $2,890, $2,987 and $0 in 2004, 2003 and 2002, respectively	(512,668)	(407,243)	(508,072)

Other income, net	221,957	9,428	9,015

Net income (loss)	$(3,437,278)	$992,889	$890,731

Net income (loss) per share of common stock (Note 13):
Basic and diluted	$(.49)	$.14	$.13

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance, April 29, 2001	7,060,170	$70,602	$10,922,636	$(10,113,608)	25,000	$(24,692)	$854,938

Net income for the year	—	—	—	890,731	—	—	890,731

Balance, April 28, 2002	7,060,170	70,602	10,922,636	(9,222,877)	25,000	(24,692)	1,745,669

Net income for the year	—	—	—	992,889	—	—	992,889

Balance, April 27, 2003	7,060,170	70,602	10,922,636	(8,229,988)	25,000	(24,692)	2,738,558

Issuance of warrants in exchange for bank waiver	—	—	29,999	—	—	—	29,999

Net loss for the year	—	—	—	(3,437,278)	—	—	(3,437,278)

Balance, April 25, 2004	7,060,170	$70,062	$10,952,635	$(11,667,266)	25,000	$(24,692)	$(668,721)

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Note 12)

Years ended	April 25, 2004	April 27, 2003	April 28, 2002

Cash flows from operating activities:
Net income (loss)	$(3,437,278)	$992,889	$890,731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,231,399	1,056,889	1,152,860
Litigation credits	(246,228)	(443,445)	—
Warrants granted in exchange for the bank’s waiver	29,999
Charge for asset impairment	2,162,584	—	—
Changes in operating assets and liabilities:
Accounts receivable	(32,852)	(13,283)	472
Inventories	(194,880)	5,658	32,582
Prepaid expenses and other	(29,693)	(46,421)	(78,924)
Other assets	(18,429)	(59,760)	(20,024)
Accounts payable	478,399	(225,649)	(413,705)
Accrued expenses	96,960	(120,432)	(61,507)
Deferred rent	105,198	19,446	94,466
Other long-term liabilities	(9,454)	(27,883)	20,026

Net cash provided by operating activities	135,725	1,138,009	1,616,977

Cash flows from investing activities:
Capital expenditures	(3,040,138)	(402,199)	(127,739)

Net cash used for investing activities	(3,040,138)	(402,199)	(127,739)

Cash flows from financing activities:
Repayments of long-term debt	(384,348)	(1,064,509)	(536,374)
Repayments of capital lease obligations	(195,366)	(364,178)	(347,846)
Repayments of stockholder loans	(5,820)	(5,533)	(5,260)
Repayments of subordinated convertible debentures	—	(50,000)	—
Proceeds from issuance of long-term debt	3,035,000	922,305	—

Net cash provided by (used for) financing activities	2,449,466	(561,915)	(889,480)

Net increase (decrease) in cash and cash equivalents	(454,947)	173,895	599,758

Cash and cash equivalents, beginning of year	1,106,701	932,806	333,048

Cash and cash equivalents, end of year	$651,754	$1,106,701	$932,806

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc. and Subsidiaries

Summary of Accounting Policies

Nature of Business And Basis of Presentation (see also Note 1)

The Company is engaged in the restaurant business.  As of April 25, 2004, the Company operated thirteen pizza restaurants and five casual Italian dining restaurants. As of April 27, 2003 and April 28, 2002, the Company operated twelve pizza restaurants and four casual Italian dining restaurants.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the last Sunday in April.  Fiscal years 2004, 2003 and 2002 included 52 weeks.

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

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.  As of April 25, 2004 and April 27, 2003, cash equivalents were not material.

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

Advertising Costs

Advertising costs are expensed when incurred.  Advertising expense amounted to approximately $507,000, $380,000 and $385,000 in 2004, 2003 and 2002, respectively.

Pre-Opening Costs

All nonrecurring costs, such as recruiting, training pre-opening rent and other initial direct administrative expenses associated with the opening of new restaurant locations, are expensed as incurred.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”), which (i) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28.

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

Years ended April	2004	2003	2002
Net income (loss) as reported	$(3,437,278)	$992,889	$890,731
Add:
Stock-based employee compensation expense included in reported net income (loss), net of tax	—	—	—
Deduct:
Total stock-based compensation expense determined under fair value based method	11,429	53,853	58,870

Net income (loss) - pro forma	$(3,448,707)	$939,036	$831,861

Basic and diluted earnings per share:
As reported	$(.49)	$0.14	$0.13
Pro forma	$(.49)	$0.13	$0.12

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

Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  Although SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets To Be Disposed Of”, it retains many of the fundamental provisions of SFAS 121.  SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business.  However, it retains the requirement of ABP 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale.

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  In fiscal 2004, the Company recorded an impairment charge related to the write-down of certain long-lived assets (see Note 14).

New Accounting Pronouncements

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

Boston Restaurant Associates, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  In fiscal 2004 the Company has experienced significant losses from operations and has a net working capital deficit  totaling  $4,304,000 and stockholders' deficit of $668,700 as of April 25, 2004. As further explained, the Company is exploring raising additional capital.  As of April 25, 2004 the Company was not in compliance with certain financial covenants of the Credit Facility with Commerce Bank and Trust Company.  However the bank waived the covenants for fiscal year ended April 25, 2004 in exchange for a 1% waiver fee, a modification on the interest rate on all outstanding notes issued under the Credit Agreement from 6% to 7% per annum until the first quarter in that the Company is once again in compliance with all financial covenants and a grant to the bank of a six year warrant to purchase 76,000 shares of the Company’s common stock at a price of $.50 per share.  In addition the bank has established new financial covenants for fiscal year 2005. In August 2004, in exchange for the establishment of new financial covenants for fiscal year 2005, the bank waived the covenants for the first quarter of fiscal year 2005.  Because of the Company’s uncertainty regarding its ability to satisfy these covenants, all bank debt has been reclassified as current on the balance sheet for year ended April 25, 2004.  If the Company fails to comply with these covenants, the bank debt would be due on demand.  The Company may be forced to restructure its operations by selling, closing, or sublease the Polcari’s restaurant in Cambridge, Massachusetts.

In August 2004, the Company completed a $400,000 bridge financing, provided bythe spouse of a director, to fund its capital improvements.  This financing is in the form of a note due in August of 2005 and bears interest at 14% payable every two months in arrears.  In addition, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $.70 per share exercisable over a five year period.

2.                                      Inventories

Inventories consist of the following:

	April 25, 2004	April 27, 2003

Food, beverages, and liquor	$323,268	$198,599
Paper goods and supplies	412,642	342,431

Total	$735,910	$541,030

3.                                      Other Assets

Other assets consist of the following:

	April 25, 2004	April 27, 2003

Deposits and other	$297,926	$276,165
Lease acquisition rights	290,700	290,700
Deferred financing costs	346,882	342,198

	935,508	909,063

Less accumulated amortization	421,674	327,518

Other assets, net	$513,834	$581,545

4.                                      Goodwill

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

As of April 29, 2002, the Company’s goodwill of $453,643 was associated with the acquisition of Capucino’s, Inc. in 1994.   No adjustment to the $453,643 balance of goodwill was deemed necessary through April 25, 2004.

The effect on reported net income (loss) due to the discontinuance of goodwill amortization is as follows:

	2004	2003	2002

Reported net income (loss)	$(3,437,278)	992,889	$890,731
Goodwill amortization	—	—	37,806

Adjusted net income (loss) after discontinuance of goodwill amortization	$(3,437,278)	$992,889	$928,537

Basic earnings (loss) per share as	$(.49)	$.14	$.13
reported Goodwill amortization	—	—	—

Basic earnings (loss) per share after discontinuance of goodwill amortization	$(.49)	$.14	$.13

Diluted earnings (loss) per share as reported	$(.49)	$.14	$.13
Goodwill amortization	—	—	—

Diluted earnings (loss) per share after discontinuance of goodwill amortization	$(.49)	$.14	$.13

5.                                      Accrued Expenses

Accrued expenses consist of the following:

	April 25, 2004	April 27, 2003

Professional fees	$187,935	$195,250
Compensation	663,299	568,241
Interest	150,421	153,712
Accrued rent	24,992	45,266
Gift certificates	158,638	171,759
Other	139,675	96,156
Taxes other than income taxes	91,805	89,421

Total	$1,416,765	$1,319,805

6.                                      Revolving Credit Facility and Long-Term Debt

On April 30, 2002, the Company entered into a $3,500,000 credit facility with Commerce Bank and Trust Company.  The credit facility permits the Company to borrow amounts to pay the costs for new restaurant openings and repay over a fixed term of either four or five years.  No new borrowings may be made under the credit facility after April 30, 2005.  Each borrowing under the credit facility bears interest at the bank’s base rate plus 1.75% until the conversion date, subject to an annual adjustment to the bank’s then current base rate plus 2.0%.

The Company borrowed $922,000, under the facility on April 30, 2002 to pay off the term notes under the prior bank facility.  The note for that borrowing bore interest at 6.75% for the first year through April 27, 2003, was adjusted to 6.25% after the annual adjustment on April 30, 2003.  It was further adjusted to 7.25% on February 13, 2004 and 7.00% after the annual adjustment on April 30, 2004.

During the first quarter of fiscal 2004 the Company borrowed $2,500,000 under the facility for the capital expenses associated with the construction of Polcari’s North End in Cambridge, Massachusetts, at an interest rate of 6% adjusted to 7% in February 13, 2004.

On February 13, 2004 the Company borrowed $535,000 for further expansion at in an interest rate of 5.75% adjusted to 6.75% in February 13, 2004.  The note is payable in monthly installments over four years.

At April 25, 2004, the amount available for borrowing under the credit facility was $117,000.  All borrowings under the credit facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.    As of April 25, 2004 the Company was not in compliance with certain financial covenants of the Credit Facility. However, on February 13, 2004 the Company entered into an agreement with the bank under which Commerce Bank and Trust Company waived the covenants for year ended April 25, 2004 in exchange for a 1% waiver fee, a modification of the interest rate on all outstanding notes issued under the Credit Agreement from the current 6% to 7% per annum until the first quarter in which the Company is once again in compliance with all financial covenants, and the grant to the bank of warrants to purchase 76,000 shares of the Company’s common stock at a price of $.50 per share with a life of six year.  The warrants are not exercisable for a period of one year from date of grant.  The warrants had a fair value of $30,000 based on the Black Scholes pricing model and they were recorded in interest expense in the consolidated statement of operations in fiscal 2004. (see note 11).  In August 2004, in exchange for the establishment of new financial covenants for fiscal year 2005, the bank waived the covenants for the first quarter of fiscal year 2005.  Because of the Company’s uncertainty regarding its ability to satisfy these covenants, all bank debt has been reclassified as current on the balance sheet for year ended April 25, 2004. If the Company fails to comply with these covenants, the bank debt would be due on demand.

Long-Term Debt

Long-term debt consists of the following:

	April 25, 2004	April 27, 2003
Notes payable to a bank bearing interest at 7.25% (subject to adjustment each year to the bank’s base rate plus 2%), representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $22,108 through April 2006.	$509,471	$732,506

Notes payable to a bank bearing interest at 7.00%, (subject to adjustment each year to the bank’s base rate plus 2% representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $54,187 through June 2008	2,338,687	—

Notes payable to a bank bearing interest at 6.75% (subject to adjustment at the conversion date of the note to the bank’s base rate plus 2%) representing borrowings against the Company’s revolving credit facility, payable of interest only payments until August 13, 2004 and then in monthly installments of $10,767 through February, 2009	$535,000	—

Total	3,383,158	732,506

Less current maturities	3,383,158	220,835

Long-term debt	—	$511,671

Maturities of long-term debt are as follows:

Fiscal year ending	Amount

2005	$3,383,158
2006	—
2007	—
2008	—
2009	—
Thereafter

Total	$3,383,158

7.                                      Notes Payable - Stockholder

Notes payable - stockholder consists of two notes, with an aggregate principal amount of $94,964 and interest at 7.18% and 8%, payable in aggregate monthly installments of principal and interest of $810, maturing January 2017.  Maturities of notes payable - stockholder are as follows:

Fiscal year ending	Amount
2005	$6,114
2006	6,419
2007	6,736
2008	7,049
2009	7,391
Thereafter	61,255

Total	$94,964

8.                                      Subordinated Debentures

Subordinated debentures with an outstanding balance of $1,450,000 at April 25, 2004 and April 27, 2003 consist of convertible debentures bearing interest at variable rates of 8% through December 31, 1997, 10% through December 31, 1998, 12% through December 31, 1999 and 14% through December 31, 2011, payable semi-annually and convertible into the Company’s common stock at a conversion rate of $1.25 per share.  The Company has recorded interest costs related to these debentures at a straight-lined rate of 13.2%.  The convertible debentures are convertible at the option of the holder, at any time, and automatically convert into shares of common stock at the conversion rate if the average bid price of the Company’s common stock for any sixty consecutive trading days is equal to or greater than $3.00.  The debentures are due on December 31, 2011.

9.                                      Taxes on Income (Loss)

At April 25, 2004, the Company has the following net operating loss carryforwards, subject to review by the Internal Revenue Service, available to offset future federal taxable income:

	Amount	Expiration Dates

Net operating losses purchased in a 1994 acquisition, whose use is limited.	$911,650	2005 - 2009

Net operating losses incurred before and after acquisition and available for immediate offset against taxable income.	$3,096,000	2008 - 2024

Deferred tax assets are comprised of the following:

	April 25, 2004	April 27, 2003

Deferred tax assets:
Net operating loss carryforwards	$1,603,000	$1,895,000
Fixed assets	1,780,000	791,000
Pre-opening costs	238,000	172,000
Accruals and other reserves	117,000	223,000
Valuation allowance	(3,738,000)	(3,081,000)

Net deferred tax assets	$—	$—

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

A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before taxes on income (loss) is as follows:

	April 25, 2004	April 27, 2003	April 28, 2002

Statutory rate	(34.0)%	34.0%	34.0%

Change in valuation allowance	34.0	(34.0)	(34.0)

Effective tax rate	—%	—%	—%

10.                               Commitments and Contingencies

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

The following is an analysis of equipment held under capital leases, included in property and equipment in the accompanying consolidated balance sheets:

	April 25, 2004	April 27, 2003

Equipment	$1,739,896	$1,739,896
Less accumulated amortization	1,266,454	1,017,897

Net leased property under capital leases	$473,442	$721,999

Aggregate minimum rental requirements under capital leases and operating leases as of April 25, 2004, are approximately as follows:

Fiscal year ending	Capital Leases	Operating Leases

2005	$214,702	$3,437,000
2006	63,457	3,207,000
2007	—	2,712,000
2008	—	2,417,000
2009	—	2,247,000
Thereafter	—	5,069,000

Total minimum lease payments	278,159	$19,089,000

Amount representing interest	(24,472)

Present value of net minimum lease payments	253,687

Less current maturities	191,845

Long-term maturities	$61,842

Deferred rent liabilities of $ 501,469 and $396,271 as of April 25, 2004 and April 27, 2003, respectively, were recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

Rent expense under all operating leases amounted to approximately $3,015,000, $2,810,000 and $2,790,000 during fiscal 2004, 2003 and 2002, respectively, which included contingent rent of approximately $60,000, $69,000 and $95,000, respectively.

Franchising

In December 1997, the Company formed Boston Restaurant Associates International, Inc. (“BRAII”), a wholly-owned subsidiary, for the purpose of offering Pizzeria Regina and Polcari’s franchise opportunities both domestically and internationally.  During fiscal 2004, the Company recognized approximately $17,000 in royalties. During fiscal 2003, the Company recognized approximately $64,000 in franchise fee revenues, $50,000 related to territory fees and $14,000 related to royalties.  During fiscal 2002, the Company recognized approximately $26,000 in franchise fee revenues, $20,000 relating to the opening of a domestic Pizzeria Regina franchise and approximately $6,000 related to royalties.

International Development Agreement

In January 1998, the Company entered into an International Development Agreement (“Development Agreement”) with Regina International, Ltd (“Regina International”), a corporation controlled by a then Company director, to pursue and develop franchise territories outside the Americas, anticipated to be principally in Europe, the Far East, and the Pacific Rim.

The Development Agreement, which was for an initial term of five and a half years, required the Company to pay a monthly development fee of $7,000 beginning the month after the first territory fee had been received and for sixty months, provided the Development Agreement had not been earlier terminated.  Pursuant to this agreement, a Polcari’s North End Restaurant opened in Saudi Arabia in September 2000.  The Development Agreement was terminated during fiscal 2001 due to the relocation of Regina International’s Chief Executive Officer.  For fiscal 2004, 2003, and 2002 no development fees or royalties had been earned.

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

Accordingly, the Company recorded a non-recurring charge of approximately $955,000 in the fourth quarter of fiscal 2001.  The corresponding settlement liability was recorded on the Company’s balance sheet for $955,000 at April 29, 2001.  The settlement liability represented the Company’s best estimate of the total royalty payments expected to be made during the seven year settlement period.  This estimate was based on 0.7% of the projected sales of current and future Polcari’s Bistro Restaurants of approximately $1,250,000 discounted to reflect the present value of $955,000.

During fiscal 2004, the Company made royalty payments of approximately $48,000 and recorded interest expense of approximately $28,000 related to the amortization of the discount to present value.  In the fourth quarter of fiscal 2004, the Company reviewed the estimate of future royalties based upon changes in anticipated future growth of existing Bistro unit sales and future Bistro unit openings and closings.  As a result, the accrual related to the settlement liability was reduced by approximately $246,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures.  This change in estimate took into account recent events (see Note 1) which resulted in the Company’s revised estimate of future bistro openings as well as the expected performance of existing units.  The $246,000 reduction in the settlement liability is recorded as income in the consolidated statements of operations for fiscal 2004.  During fiscal 2003, the Company made royalty payments of approximately $62,000 and recorded interest expense of $59,000 related to the amortization of the discount to present value.   The Company also reduced the settlement reserve by approximately $443,000 based on a revised expansion plan which is recorded in the consolidated statement of operations in fiscal 2003.  During fiscal 2002, the Company made royalty payments of approximately $42,000 and recorded interest expense of $57,000 related to the amortization of the discount to present value.  The liability outstanding as of April 25, 2004 was $258,000 of which $198,000 was recorded in other long-term liabilities.

Legal Matters

A Charge of Discrimination was filed on June 15, 2004 by certain of the Company’s personnel, known as complainants, with the Massachusetts Commission Against Discrimination and with the Equal Employment Opportunity Commission.  The Charge was filed against the Company and a Company employee.  The Charge alleges that the Company and the employee discriminated against the complainants on the basis of sex.  The Charge further alleges that the Company failed to investigate complaints of discrimination made by the complainants.  The Charge of Discrimination does not specify the relief sought.  The Company strongly believes that the Charge lacks merit, and the Company intends to defend against the claims vigorously.  However, the Company could incur substantial costs defending the Charge.  Moreover, although the

Company has established a reserve of $35,000 for legal costs, the amount of that reserve may be inadequate.  The Charge could also divert the time and attention of the Company’s management or cause the Company’s business to decline due to adverse publicity.  The Company cannot predict the outcome of the Charge at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operation.

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

11.                               Stockholders’ Equity (Deficit)

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

Incentive stock options may be granted to holders of more than 10% of the Company’s common stock at an exercise price of at least 110% of the fair market value of the Company’s common stock at the grant date.  The terms of the options granted are to be determined by the committee, but in no event shall the term of any incentive stock option extend beyond three months after the time a participant ceases to be an employee of the Company.  No options may be exercised more than five years after the date of the grant for 10% stockholders, or ten years after the date of grant for all other participants.  A total of 500,000 shares of common stock have been reserved for issuance under the 2002 Combination Plan of which, 440,000 are available for future grants.

Changes in options outstanding under the 2002 Plan, options issued in connection with the guarantees of certain leases and debt by the Company’s President and Treasurer, and options issued under prior plans are summarized as follows:

	Shares	Weighted- Average Exercise Price

Balance, April 29, 2001	935,746	$1.11
Granted	120,000	0.71
Expired	(193,600)	(0.98)

Balance, April 28, 2002	862,146	1.08
Granted	60,000	0.62
Expired	(148,346)	1.36

Balance, April 27, 2003	773,800	1.00
Granted	100,000	0.70
Expired	—	—

Balance, April 25, 2004	873,800	$0 .96

As of April 25, 2004, options for 773,800 shares were exercisable at prices ranging from $.62 to $2.38.

The following tables summarizes stock options outstanding and exercisable at April 25, 2004:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$0.62- $1.17	798,800	5.6	$0 .90
1.24- 1.56	40,000	3.4	1.32
1.88- 2.38	35,000	3.0	1.95

$0.62- $2.38	873,800	5.4	$0 .96

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$0.62- $1.17	698,880	$0 .93
1.24- 1.56	40,000	1.32
1.88- 2.38	35,000	1.95

$0.62 - $2.38	773,800	$1.00

In determining the pro forma amounts, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	April 25, 2004	April 27, 2003	April 28, 2002

Risk free interest rate	1.0%	4.0%	4.6 – 5.4%
Expected dividend yield	—	—	—
Expected lives	10.0 years	9.6 years	9.2 years
Expected volatility	75%	75%	75%
Fair value of options granted	$0.54	$0.50	$0.59

At April 25, 2004, warrants outstanding, consist of warrants to purchase 350,000 and 150,000 shares of common stock at an exercise price of $3.00 per share, expiring December 31, 2006 and January 25, 2008, respectively, granted in consideration for brokerage services related to the issuance of convertible subordinated debentures and warrants to purchase 76,000 shares of common stock at an exercise price of  $.50 per share, expiring February 13, 2010, granted in consideration of covenant waiver fees by Commerce Bank & Trust Company.  All warrants are exercisable except 76,000 issued in fiscal 2004.

The convertible subordinated debentures with an outstanding balance of $1,450,000 as of April 25, 2004 are convertible into common shares at $1.25 per share.  Accordingly, 1,160,000 shares have been reserved for conversion of the subordinated debentures.

At April 25, 2004, 2,609,800 shares of common stock were reserved with respect to outstanding options, warrants and convertible debentures.

During fiscal 2004 no warrants expired and warrants to purchase 76,000 shares of common stock at an exercise price of $0.50 per share expiring February 12, 2011 were granted in consideration of covenant waiver fees by Commerce Bank and Trust Company.  These warrants were valued using the Black-Scholes option pricing model which resulted in a fair value of approximately $30,000 recorded in interest expense in the consolidated statement of operations for fiscal 2004.

During fiscal 2003 and fiscal 2002, there were no warrants issued and no warrants expired.

12.                               Supplemental Cash Flow Information

Cash paid for interest and income taxes as is as follows:

	April 25, 2004	April 27, 2003	April 28, 2002

Interest	$453,957	$361,340	$462,970
Income taxes	$—	$—	$—

Noncash investing and financing activities are as follows:

	April 25, 2004	April 27, 2003	April 28, 2002

Warrants issued in exchange for waiver	$29,999	$—	$—

13.                               Net Income (Loss) Per Share of Common Stock

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator (net income or loss) is the same for the basic and diluted computations.

	April 25, 2004	April 27, 2003	April 28, 2002

Basic shares	7,035,170	7,035,170	7,035,170

Effect of dilutive securities:
Warrants	-0-	5,784	3,206

Diluted shares	7,035,170	7,040,954	7,038,376

The following table summarizes securities that were outstanding as of April 25, 2004, April 27, 2003 and April 28, 2002, but not included in the calculations of net income (loss) per share because such securities are antidilutive:

	April 25, 2004	April 27, 2003	April 28, 2002

Options	873,800	653,800	802,146
Warrants	576,000	500,000	500,000
Convertible debentures	1,160,000	1,160,000	1,200,000

14.                               Asset Impairment Charge

The Company recorded an impairment charge in the fourth quarter of fiscal 2004 which is included in the consolidated statements of operations related to the write-down of certain long-lived assets.  The Company reviewed the carrying value of its long-lived assets and noted that the expected future cash flows for Polcari’s in Cambridge, Massachusetts was  not sufficient to recover the recorded carrying value of long-lived assets at this location.  Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and restaurant equipment to the fair market value based on the estimated residual value of the equipment which was determined to be $81,714.

15.                               Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for fiscal 2004 and 2003:

Year ended April 25, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$5,271,000	$5,838,000	$6,182,000	$5,999,000
Operating loss	(279,000)	(185,000)	(25,000)	(2,658,000)
Net loss	(157,000)	(295,000)	(139,000)	(2,846,000)
Basic loss per share	(.02)	(.04)	(.02)	(.41)
Diluted loss per share	(.02)	(.04)	(.02)	(.41)

Year ended April 27, 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues$	$5,630,000	$5,754,000	$5,832,00	$5,326,000
Operating income	263,000	388,000	306,000	434,000
Net income	159,000	284,000	210,000	340,000
Basic income per share	.02	.04	.03	.05
Diluted income per share	.02	.04	.03	.05

In the fourth quarter of fiscal 2004, the Company recorded $246,000 in income related to its revised estimate of the settlement liability (see Note 10) and a $2,163,000 asset impairment charge for assets at the Cambridge, Massachusetts location (see Note 14).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: August 3, 2004	By:	/s/George R. Chapdelaine
George R. Chapdelaine, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	DATE

/s/George R. Chapdelaine	August 3, 2004
George R. Chapdelaine, Chief Executive Officer, President and Director (principal executive officer)

/s/Fran V. Ross	August 3, 2004
Fran V. Ross, Chief Financial Officer

/s/Robert Fabrizio	August 3, 2004
Robert Fabrizio, Chief Accounting Officer

/s/Hugh Devine	August 3, 2004
Hugh Devine, Director

/s/Edward P. Grace, III	August 3, 2004
Edward P. Grace, III, Director

/s/Roger Lipton	August 3, 2004
Roger Lipton, Director

/s/John P. Polcari, Jr.	August 3, 2004
John P. Polcari, Jr., Director

/s/Robert C. Taft	August 3, 2004
Robert C. Taft, Director