Form 10-Q
period 2004-07-25
BOSTON RESTAURANT ASSOCIATES INC
filed 2004-09-02
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 25, 2004.

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

Indicate the number of shares outstanding of each of the registrant classes of common stock as of the latest practical date.  Common stock $0.01 par value 7,035,170 as of August 31, 2004.

BOSTON RESTAURANT ASSOCIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JULY 25, 2004	April 25, 2004
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$360,481	$651,754
Accounts receivable	159,361	169,975
Inventories	730,944	735,910
Prepaid expenses and other	127,628	194,303

Total current assets	1,378,414	1,751,942

Property and equipment:
Building	512,500	512,500
Leasehold improvements	8,759,993	8,480,782
Equipment, furniture and fixtures	5,959,857	5,764,996

	15,232,350	14,758,278

Less accumulated depreciation and amortization	9,993,950	9,736,890

Net property and equipment	5,238,400	5,021,388

Goodwill	453,643	453,643

Other assets	496,003	513,834

Total assets	$7,566,460	$7,740,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,361,486	$1,058,469
Accrued expenses	1,424,051	1,416,765
Current maturities:
Notes payable-stockholder	6,189	6,114
Long-term debt	3,203,070	3,383,158
Obligations under capital leases	198,461	191,845

Total current liabilities	6,193,257	6,056,351

Long-term obligations:
Notes payable-stockholder, less current maturities	87,275	88,850
Long-term debt, less current maturities	0	0
Obligations under capital leases, less current maturities	9,676	61,842
Subordinated debentures	1,450,000	1,450,000
Deferred rent	564,380	501,469
Other long-term liabilities	243,250	251,016

Total liabilities	8,547,838	8,409,528

Commitments and contingencies

Stockholders’ deficit :
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	0	0
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital	10,952,635	10,952,635
Accumulated deficit	(11,979,923)	(11,667,266)

Total	(956,686)	(644,029)
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ deficit	(981,378)	(668,721)

Total liabilities and stockholders’ deficit	$7,566,460	$7,740,807

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended
	July 25, 2004	July 27, 2003

Revenues:
Restaurant sales	$6,526,635	$5,270,967
Royalties	269	4,405

Total revenues	6,526,904	5,275,372

Costs and expenses:
Cost of food, beverages and liquor	1,531,820	1,046,489
Payroll	2,081,290	1,751,235
Other operating expenses	2,133,102	1,746,051
General and administrative	616,393	696,580
Depreciation and amortization	267,182	256,625
Pre-opening costs	89,954	57,170

Total costs and expenses	6,719,741	5,554,150

Operating Loss	(192,837)	(278,778

Other income	2,548	217,351
Interest income	95	757
Interest expense	(122,463)	(96,218

Net Loss	$(312,657)	$(156,888

Loss per share-basic	$(0.04)	$(0.02

Loss per share-diluted	$(0.04)	$(0.02

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,035,170	7,035,170

See accompanying notes

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	July 25, 2004	July 27, 2003

Net cash provided by (used for) operating activities	$409,937	$(122,816)

Cash flows from investing activities:
Capital expenditures	(474,072)	(1,404,794)

Net cash used for investing activities	(474,072)	(1,404,794)

Cash flows from financing activities:
Repayments of long-term debt	(180,088)	(54,242)
Repayments of capital lease obligations	(45,550)	(58,968)
Repayments of stockholder loans	(1,500)	(1,428)
Repayments of subordinated convertible debentures	0	0
Proceeds from long-term debt	0	1,666,000

Net cash provided by (used for) financing activities	(227,138)	1,551,362

Net increase (decrease) in cash and cash equivalents	(291,273)	23,752

Cash and cash equivalents at beginning of period	651,754	1,106,701

Cash and cash equivalents at end of period	$360,481	$1,130,453

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 25, 2004

(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period ended July 25, 2004 are not necessarily indicative of the results that may be expected for the year ending April 24, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 25, 2004  The balance sheet at April 25, 2004 has been derived from the audited financial statements at that date.  The opinion of BDO Seidman, LLP on the Company's fiscal 2004 financial statement included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern.

The accompanying statements of operations and cash flows for the fiscal 2005 period reflects the consolidated operations and cash flow of five casual dining Italian restaurants and thirteen Pizzeria Reginas for the 13 weeks and one Pizzeria Regina for 2 days and fiscal 2004 periods reflect the consolidated operations and cash flow of four casual dining Italian restaurant and twelve Pizzeria Regina restaurants for the entire period.

2.  NET INCOME (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator, net income (loss), is the same for the basic and diluted computations.

The Company accounts for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.  Accordingly, the Company has recognized no compensation cost for its stock option plans.  The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and  SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”),  which require the disclosure of the effects of fair value accounting on earnings and earnings per share of common stock on a pro forma basis.

Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below along with the additional disclosures required by SFAS No. 148  as follows:

	Thirteen Weeks Ending July 25, 2004	Thirteen Weeks Ending July 27, 2003

Net loss as reported	$(312,657)	$(156,888)
Add:
Stock-based employee compensation expense included in reported net loss, net of tax	—	—
Deduct:
Total stock-based compensation expense determined under fair value based method	(20,369)	(10,337)
Net loss - pro forma	$(333,026)	$(167,225)
Basic and diluted loss per share:
As reported	$(.04)	$(.02)
Pro forma	$(.05)	$(.02)

	Thirteen weeks ended
	July 25, 2004	July 27, 2003

Basic Shares	7,035,170	7,035,170

Effect of Dilutive Securities:

Options	0	0

Diluted Shares	7,035,170	7,035,170

The following table summarizes securities that were outstanding as of July 25, 2004 and July 27, 2003, but not included in the calculation of net loss per share because such securities are anti-dilutive:

	Thirteen weeks ended
	July 25, 2004	July 27, 2003

Options	834,800	713,800

Warrants	576,000	500,000

Convertible Debentures	1,160,000	1,160,000

3.  NEW ACCOUNTING PRONOUNCEMENTS

None

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company’s restaurant sales in the most recent quarter were $6,527,000 compared to sales of $5,271,000 in the first quarter of fiscal 2004, an increase of 23.8%.  The Company’s management believes that the increase in revenue is primarily attributable to the opening of the new Polcari’s in Cambridge, Massachusetts in October, 2003, the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts in April 2004, and the new Pizzeria Regina at the South Station in Boston, Massachusetts in July 2004. The Company had a net loss for the first quarter of fiscal 2005 of $313,000, compared to a net loss of $157,000 for the same quarter of fiscal 2004.  The Company’s management believes that the decrease in profit is the result of operating losses incurred by the Polcari’s North End restaurant in Cambridge, Massachusetts and of an increase in pre-opening expenses related to the new Pizzeria Regina at the South Station in Boston, Massachusetts.

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

In the fiscal 2005 period, there were 18 units in operation for the entire period and 1 Pizzeria Regina in operation for 2 days, and in fiscal 2004 period there were 16 units in operation for the entire period.  The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	July 25, 2004	July 27, 2003

Revenues:
Restaurant sales	100%	100%
Other	—	—

Total revenues	100%	100%

Costs and expenses:
Cost of food, beverages and liquor	23	20
Other operating expenses- payroll	32	33
Other operating expenses exclusive of payroll	33	33
General and administrative	10	13
Depreciation and amortization	4	5
Pre-opening costs	1	1
Operating income (loss)	(3)	(5)
Interest expense, net	(2)	(2)
Other income	—	4
Net income (loss)	(5)%	(3)%

Thirteen Weeks Ended July 25, 2004 as Compared to Thirteen Weeks ended July 27, 2003

Restaurant Sales.

Restaurant sales in the most recent quarter were $6,527,000 compared to restaurant sales in the prior year’s period of $5,271,000.  The Company’s management believes that the increase in revenue is primarily attributable to the opening of the new Polcari’s in Cambridge, Massachusetts in October, 2003, the new Pizzeria Regina at the Prudential

Center in Boston, Massachusetts in April 2004, and the new Pizzeria Regina at the South Station in Boston, Massachusetts in July 2004.

Net sales at the Company’s Pizzeria Regina restaurants increased to $3,293,000 in the current period from $2,580,000 in the prior year’s period.  The increase in restaurant sales was principally due to the opening of the new Pizzeria Regina at the Prudential Center, the new Pizzeria Regina at South Station, and the Faneuil Hall Pizzeria Regina location which was open for the entire current period compared to its temporary closing from May 9, 2003 to July 2, 2003 in the prior year’s period.

Net sales at the Company’s full service casual dining restaurants increased to $3,228,000 in the current period from $2,680,000 in the prior year’s period.  This increase was primarily attributable to the opening of the new Polcari’s in Cambridge, Massachusetts and an increase in same store sales of 2.0%.

Net sales at the Company’s commissary were $6,000 in the current period compared to $11,000 in the prior year’s period.

Royalties

During the current year period, the Company recognized $0 in royalties from a domestic Pizzeria Regina franchise compared to $4,000 in royalties in the prior year’s period.  The Company’s domestic Pizzeria Regina franchise at the Palms Casino in Las Vegas, Nevada was closed on April 30, 2004.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 23% in the fiscal 2005 period compared to 20% in the fiscal 2004 period.  The increase as a percentage of total revenues was primarily attributable to increase in costs from suppliers in general.

The cost of food, beverage and liquor was $1,532,000 in the fiscal 2005 period compared to $1,046,000 in the fiscal 2004 period. The dollar increase was due in part to the opening of a new  Pizzeria Regina kiosk in Boston, the Cambridge, Massachusetts Polcari’s North End restaurant, and  an increase in costs from suppliers in general.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 19% in the current period compared to 16% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to higher cheese costs.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $627,000 in the current period compared to $400,000 in the prior year’s period.  The dollar increase was primarily due to the opening of the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts, the new Pizzeria Regina at South Station in Boston, Massachusetts, Pizzeria Regina at Fanueil Hall Marketplace open for the entire period,  and to higher cheese costs.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants increased to 28% in the period compared to 24% in the prior year’s period.  The increase as a percentage of current sales was principally due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant which is open for lunch 5 days a week resulting in higher food costs, and increase in costs from suppliers in general.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $905,000 in the current period compared to $646,000 in the prior year’s period.  The dollar increase was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant and increase in costs from suppliers in general.

Other Operating Expenses

Payroll Expenses.

Payroll expenses as a percentage of total revenues for all restaurants were 32% in the fiscal 2005 period compared to 33% in the fiscal 2004 period.  The decrease as a percentage of total revenues was attributable to the opening of the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts which generally have lower payroll expenses as a percentage of total revenues than the Company’s full service casual dining restaurants and to the temporary closing of the Faneiul Hall location in the fiscal 2004 period in which the Company continued to incur payroll costs without any corresponding revenue.

Payroll expenses were $2,081,000 in the fiscal 2005 period, compared to $1,751,000 in the fiscal 2004 period.  The dollar increase in payroll expenses was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant, the new Pizzeria Regina a the Prudential Center in Boston, Massachusetts and the new Pizzeria Regina at South Station in Boston, Massachusetts.

Payroll expenses at the Pizzeria Regina restaurants were 26% of restaurant sales in the current period compared to 29% of restaurant sales in the prior year’s period.  The decrease as a percentage of restaurant sales was primarily due to the temporary closing of the Faneuil Hall location in the prior year’s period which incurred payroll costs without any corresponding revenue.

Payroll expenses of the Pizzeria Regina restaurants were $842,000 in the current period compared to $745,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts and the new Pizzeria Regina at South Station in Boston, Massachusetts

Payroll expenses at the Company’s full service casual dining restaurants increased to 35% of restaurant sales in the current period compared to 34% of restaurant sales in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts.

Payroll expenses at the Company’s full service casual dining restaurants were $1,140,000 in the current period compared to $909,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts.

Payroll expenses at the Company’s Commissary were $99,000 for the current period as compared to $97,000 in the prior year’s period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 33% of total revenues in both fiscal 2005 and fiscal 2004 periods.

Other operating expenses, exclusive of payroll, were $2,133,000 in the fiscal 2005 period compared to $1,746,000 in the fiscal 2004 period. The increase in operating expenses, exclusive of payroll, was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant, the new Pizzeria Regina at Prudential Center in Boston, Massachusetts and the new Pizzeria Regina at South Station in Boston, Massachusetts.

Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 33% in the current period compared to 37% in the prior year’s period.  The decrease as a percentage of sales was primarily attributable to the temporary closing of the Faneuil Hall location in the prior year’s period, where the Company nonetheless continued to incur some of such costs without any corresponding revenue.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $1,100,000 in the current period, compared to $951,000 in the prior year’s period

 Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 31% in the current period compared to 29% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $1,006,000 in the current period compared to $771,000 in the prior year’s period.  The dollar increase was primarily attributable to the opening of the new Polcari’s North End restaurant in Cambridge, Massachusetts.

Other operating expenses, exclusive of payroll, also include commissary expenses which were $27,000 in the current period compared to $24,000 in the prior years period.

General and Administrative Expenses.

General and administrative expenses were 9% of total revenues in fiscal 2005 period compared to 13% in the fiscal 2004 period.  The decrease as a percentage of total revenues was attributable to a higher revenue base, and lower employee incentive costs and consulting costs.

General and administrative expenses were $616,000 in the current period, compared to $697,000 in the prior year’s period.  This dollar decrease was primarily attributable to lower employee incentive costs and consulting costs.

Depreciation and Amortization Expenses.

Depreciation and amortization expenses was 4% of total revenues in the fiscal 2005 period compared to 5% of total revenues in the fiscal 2004 period.  This percentage decrease was primarily the result of a higher revenue base.

Depreciation and amortization expense was $267,000 in the current period, compared to $257,000 in the prior year’s period.

Pre-Opening Costs

Pre-opening costs were $90,000 in the fiscal 2005 period compared to $57,000 in the fiscal 2004 period. The pre-opening expenses, which consists of labor, advertising, rent and training materials, relates primarily to the opening of the new Pizzeria Regina at South Station in Boston, Massachusetts.

Other Income

Other income was $3,000 in the fiscal 2005 period compared to $217,000 in the fiscal 2004 period.  The prior year’s other income mainly consisted of insurance proceeds related to the temporary closing of Faneuil Hall Pizzeria Regina.

Interest Expense and Interest Income.

Interest expense was $122,000 in the current period as compared to $96,000 in the prior year’s period. This dollar increase was primarily due to an increase in borrowing and related interest expense under the Company’s credit facility.

Interest income was $0 in the current period compared to $1,000 in the prior year’s period.

LIQUIDITY AND CAPITAL RESOURCES

At July 25, 2004, the Company had negative net working capital of $4,815,000 compared to negative working capital of $4,304,000 at April 25, 2004.  It is common for companies in the restaurant industry to operate with net working capital deficits.  We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.  The Company’s financial condition and growth will be dependent upon obtaining adequate additional financing until profitable operations are achievable.  The Company cannot guarantee that it will be successful in obtaining additional financing.  The opinion of BDO Seidman, LLP on the Company’s fiscal 2004 financial statement included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.

During the thirteen weeks ended July 25, 2004, the Company had a net decrease in cash and cash equivalents of  $291,000 reflecting net cash provided by  operating activities of $410,000, net cash used for investing activities of $474,000 and net cash used for  financing activities of $227,000.

Net cash provided by operating activities included a decrease in accounts receivables of $11,000, a decrease in inventories of $5,000, a decrease in prepaid expenses of $67,000, a decrease in other assets of $8,000, an increase in accounts payables of $303,000, an increase in accrued expenses of $7,000, an increase in deferred rent of $63,000 and depreciation and amortization expenses of $267,000, which were partially offset by a net loss of $313,000 and a decrease in other long-term liabilities of $8,000.  Net cash used for investing activities reflects costs associated with leasehold improvements and with the purchase of equipment, furniture and fixtures for the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts, the new Pizzeria Regina at South Station in Boston, Massachusetts and the other Company restaurants.  Net cash used for financing activities of $227,000 consisted of net repayments of long term debt, lease obligations and stockholders loans.

At July 25, 2004, the Company had current liabilities of $6,193,000, including $1,361,000 of accounts payable, $1,424,000 of accrued liabilities and current maturities of long term obligations in the amount of $3,408,000.  At July 25, 2004, the Company had long-term obligations, less current maturities, in the amount of $2,355,000, including $87,000 of notes payable to a stockholder, $10,000 due under capital lease obligations, $1,450,000 of convertible subordinated debentures, $565,000 of deferred rent, and $243,000 of other long-term liabilities.

 All borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  As of April 25, 2004 the Company was not in compliance with the certain financial covenants of the Credit Facility.  However, Commerce Bank and Trust Company waived the covenants for the quarterly fiscal period ended July 25, 2004 and for fiscal year ended April 25, 2004 in exchange for a 1% waiver fee, a modification of the interest rate on all outstanding notes issued under the Credit Agreement from the current 6% to 7% per annum until the first quarter in which the Company is once again in compliance with all financial covenants, and the grant to the bank of a six year warrant to purchase 76,000 shares of the Company’s common stock at a price of $.50 per share.  Subject to certain exceptions pursuant to which the warrant will be exercisable earlier, the warrant is not exercisable until February 13, 2005.  In August, 2004 the bank established new covenants for fiscal 2005.  Because of the Company’s uncertainty regarding its ability to satisfy these covenants, all bank debt has been reclassified as current on the balance sheet for period ended July 25, 2004.  If the Company fails to comply with these covenants, the bank debt would be due on demand.

To finance capital expenditures, subsequent to July 25, 2004 the Company entered into an unsecured loan agreement with the spouse of a Company director in the amount of $200,000.  Under the terms of the agreement the Company is obligated to pay interest at the rate of 14% on the outstanding balance.  The Company granted the lender a five year warrant to purchase 25,000 shares of the Company’s common stock at a price of $.70 per share.  The principal balance is payable on or before December 31, 2004.

The opinion of BDO Seidman, LLP on the Company’s fiscal 2004 financial statement included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  In addition, because of the Company’s concern regarding its ability to satisfy bank financial covenants, all bank debt totaling approximately $3,200,000 has been reclassified as current in the balance sheet for year ended April 25, 2004 and period ended July 25,2004. If the Company fails to comply with these covenants, the bank debt could be due on demand.  The Company’s financial condition and compliance with the bank covenants will be substantially dependent upon obtaining adequate additional financing  and achieving profitable operations.  The Company cannot guarantee that it will be able to raise the necessary capital to continue in operation or that it will be able to achieve profitable operations.  In addition, the Company may be forced to restructure its operations by closing the Polcari’s restaurant in Cambridge, Massachusetts, selling that business or its assets, and/or subleasing the premises of that restaurant.  Public financing would be subject to market conditions and other uncertainties, and no assurance can be given that the Company could obtain public financing at any time.  Either public or private equity financing would likely result in dilution of the Company’s existing stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

None

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 2 bear interest at a variable rate based on the bank’s prime rate plus 3%. A 100 basis point change in the Credit Facility interest rate (approximately 7% at July 25, 2004) would cause the interest expense for fiscal 2005 to change by approximately $31,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at July 25, 2004. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions, covenant compliance and other factors.

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

As of July 25, 2004, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed.  The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company’s disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits and Reports On Form 8-k

Exhibit 31: Sarbanes-Oxley Section 302 Certification

Exhibit 32: Sarbanes-Oxley Section 906 Certification

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: September 1, 2004	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and Chief Executive Officer