Form 10-Q
period 2004-10-24
BOSTON RESTAURANT ASSOCIATES INC
filed 2004-11-30
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 24, 2004.

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

Indicate the number of shares outstanding of each of the registrant classes of common stock as of the latest practical date:  Common stock $0.01 par value 7,035,170 shares as of November 29, 2004.

BOSTON RESTAURANT ASSOCIATES, INC.

INDEX

PART I - FINANCIAL STATEMENTS

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of October 24, 2004 (unaudited) and April 25, 2004

Unaudited Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended October 24, 2004 and October 26, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended October 24, 2004 and October 26, 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	OCTOBER 24, 2004	April 25, 2004
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$377,530	$651,754
Accounts receivable	169,612	169,975
Inventories	709,620	735,910
Prepaid expenses and other	217,001	194,303
Property held for sale	75,420	0

Total current assets	1,549,183	1,751,942

Property and equipment:
Building	512,500	512,500
Leasehold improvements	7,330,430	8,480,782
Equipment, furniture and fixtures	5,089,866	5,764,996

	12,932,796	14,758,278

Less accumulated depreciation and amortization	7,927,304	9,736,890

Net property and equipment	5,005,492	5,021,388

Goodwill	453,643	453,643

Other assets	478,228	513,834

Total assets	$7,486,546	$7,740,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,256,561	$1,058,469
Accrued expenses	1,514,271	1,416,765
Short-term borrowings	200,000	0
Current maturities:
Notes payable-stockholder	6,276	6,114
Long-term debt	3,003,041	3,383,158
Obligations under capital leases	161,016	191,845

Total current liabilities	6,141,165	6,056,351

Long-term obligations:
Notes payable-stockholder, less current maturities	85,668	88,850
Long-term debt, less current maturities	0	0
Obligations under capital leases, less current maturities	0	61,842
Subordinated debentures	1,450,000	1,450,000
Deferred rent	413,876	501,469
Other long-term liabilities	234,100	251,016

Total liabilities	8,324,809	8,409,528

Commitments and contingencies

Stockholders’ deficit :
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	0	0
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital	10,960,396	10,952,635
Accumulated deficit	(11,844,569)	(11,667,266)

Total	(813,571)	(644,029)
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ deficit	(838,263)	(668,721)

Total liabilities and stockholders’ deficit	$7,486,546	$7,740,807

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 24, 2004	October 26, 2003	October 24, 2004	October 26, 2003

Revenues:
Restaurant sales	$7,006,188	$5,838,068	$13,532,823	$11,109,035
Royalties	0	4,220	269	8,625

Total revenues	7,006,188	5,842,288	13,533,092	11,117,660

Costs and expenses:
Cost of food, beverages and liquor	1,494,362	1,210,885	3,026,182	2,257,374
Payroll	2,192,275	1,850,831	4,273,565	3,602,066
Other operating expenses	2,141,617	1,800,413	4,274,719	3,546,464
General and administrative	599,750	623,112	1,216,143	1,319,692
Depreciation and amortization	277,161	283,972	544,343	540,597
Pre-opening costs	3,242	257,998	93,196	315,168

Total costs and expenses	6,708,407	6,027,211	13,428,148	11,581,361

Operating Income(Loss)	297,781	(184,923)	104,944	(463,701)

Other income	1,925	958	4,473	218,309
Interest income	716	826	811	1,583
Interest expense	(165,068)	(112,192)	(287,531)	(208,410)

Net Income(Loss)	$135,354	$(295,331)	$(177,303)	$(452,219)

Income(Loss) per share-basic	$0.02	$(0.04)	$(0.03)	$(0.06)

Income(Loss) per share-diluted	$0.02	$(0.04)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,085,955	7,035,170	7,035,170	7,035,170

See accompanying notes

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-six Weeks Ended
	October 24, 2004	October 26, 2003

Net cash provided by operating activities	$585,262	$117,600

Cash flows from investing activities:
Capital expenditures	(583,678)	(2,469,226)

Net cash used for investing activities	(583,678)	(2,469,226)

Cash flows from financing activities:
Repayments of long-term debt	(380,117)	(109,344)
Repayments of capital lease obligations	(92,671)	(108,766)
Repayments of stockholder loans	(3,020)	(2,873)
Proceeds from short-term borrowings	200,000	0
Proceeds from long-term debt	0	2,500,000

Net cash provided by (used for) financing activities	(275,808)	2,279,017

Net decrease in cash and cash equivalents	(274,224)	(72,609)

Cash and cash equivalents at beginning of period	651,754	1,106,701

Cash and cash equivalents at end of period	$377,530	$1,034,092

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 24, 2004

(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period and twenty-six week period, ended October 24, 2004 are not necessarily indicative of the results that may be expected for the year ending April 24, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 25, 2004.  The balance sheet at April 25, 2004 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2005 period reflect the consolidated operations and cash flow of five casual dining Italian restaurant and thirteen Pizzeria Regina restaurants for the entire period and one Pizzeria Regina restaurant for part of the period. For the fiscal 2004 period there were four casual dining Italian restaurants for the entire period and one restaurant for part of the period, and twelve Pizzeria Regina restaurants for the entire period.

2.  NET INCOME (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator, net income (loss), is the same for the basic and diluted computations.

	Thirteen weeks ended		Twenty-six weeks ended
	October 24, 2004	October 26, 2003	October 24, 2004	October 26, 2003

Basic Shares	7,035,170	7,035,170	7,035,170	7,035,170

Effect of Dilutive Securities:

Options	50,785	0	0	0
Diluted Shares	7,085,955	7,035,170	7,035,170	7,035,170

The following table summarizes securities that were outstanding as of October 24, 2004 and October 26, 2003, but not included in the calculation of net income (loss) per share because such securities are anti-dilutive:

	Thirteen weeks ended		Twenty-six weeks ended
	October 24, 2004	October 26, 2003	October 24, 2004	October 26, 2003

Options	834,800	653,800	1,234,800	653,800

Warrants	601,000	500,000	601,000	500,000

Convertible Debentures	1,160,000	1,160,000	1,160,000	1,160,000

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

  Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below.

	Thirteen Weeks Ended		Twenty- Six Weeks Ended
	October 24, 2004	October 26, 2003	October 24, 2004	October 26, 2003

Net income (loss) as reported	$135,354	$(295,331)	$(177,303)	$(452,219)
Add:
Stock-based employee compensation expense included in reported net income (loss), net of tax	—	—	—	—
Deduct:
Total stock-based Compensation expense determined under fair value based method	(59,003)	(10,762)	(79,372)	(21,099)

Net income (loss)-pro forma	$76,351	$(306,093)	$(256,675)	$(473,318)

Basic and diluted earnings per share:
As reported	$.02	$(.04)	$(.03)	$(.06)
Pro forma	$.01	$(.04)	$(.04)	$(.07)

3.             CREDIT FACILITY

The Company accessed its line of credit with Commerce Bank and Trust Company in the amount of $833,000, $833,000 and $834,000 on June 9, July 7 and August 4, 2003 respectively for a total of $2,500,000.  These funds were used for the construction of the new Polcari’s North End restaurant in Cambridge, Massachusetts.  On February 13, 2004, the Company accessed an additional $535,000 for the construction of two Pizzeria Regina’s in Boston, Massachusetts.  All borrowings under the credit facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  As of April 25, 2004 the Company was not in compliance with certain financial covenants of the Credit Facility. However, on February 13, 2004 the Company entered into an agreement with the bank under which Commerce Bank and Trust Company waived the covenants for year ended April 25, 2004 in exchange for a 1% waiver fee, a modification of the interest rate on all outstanding notes issued under the Credit Agreement from the current 6% to 7% per annum until the first quarter in which the Company is once again in compliance with all financial covenants, and the grant to the bank of warrants to purchase 76,000 shares of the Company’s common stock at a price of $.50 per share with a life of six year.  The warrants are not exercisable for a period of one year from date of grant.  The warrants had a fair value of $30,000 based on the Black Scholes pricing model and they were recorded in interest expense in the consolidated statement of operations in fiscal 2004.  In August 2004, in exchange for the establishment of new financial covenants for fiscal year 2005, the bank waived the covenants for the first quarter of fiscal year 2005.  The Company is required to achieve a tangible net worth covenant subject to certain conditions which must be met by December 31, 2004.  To date the Company has not met these conditions.  Because of the Company’s uncertainty regarding its ability to satisfy these covenants, all bank debt has been classified as current on the balance sheets October 24, 2004 and April 25, 2004. If the Company fails to comply with these covenants, the bank debt would be due on demand.

4.             NEW ACCOUNTING PRONOUNCEMENTS

None Applicable

5.             MATERIAL AGREEMENT

The Company has restructured its Cambridge operations by entering into an agreement for the sale of the Polcari’s restaurant in Cambridge, Massachusetts.  Under the terms of this agreement Polcari’s will cease operations at its Cambridge location on July 31, 2005 when Technology Square Finance, LLC will be required to purchase the assets of Polcari’s of Cambridge, Inc. for three hundred thousand dollars.  In addition rent will be forgiven for the remainder of the lease.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company’s restaurant sales in the most recent quarter were $7,006,000 compared to sales of $5,838,000 in the second quarter of fiscal 2004, an increase of 20%.  The Company’s management believes that the increase in revenue is primarily attributable to the opening of the new Polcari’s in Cambridge, Massachusetts in October 2003, the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts in April 2004, the new Pizzeria Regina at the South Station in Boston, Massachusetts in July 2004, and to the improved economy in the Northeastern United States.  The Company had income for the second quarter of fiscal 2005 of $135,000, compared to a net loss of $295,000 for the same quarter in fiscal 2004. The key factors that affect our operating results are the impact of new store openings, comparable restaurant sales, which are driven by customer counts and check average, and our ability to manage operating expenses such as food cost, labor and benefits and other costs.  Changes in the number of restaurants in operation can increase or decrease total Company revenues and expenses, and the build out and opening of new stores can affect operating profits.  Each restaurant unit’s contribution margin will vary over the life of the restaurant.  Margins tend to be low when a restaurant is first opened until customer traffic reaches planned levels.  Margins can also deteriorate at the end of a unit’s life cycle due to a decline in customer traffic caused by a variety of factors outside the control of the Company.  These economic conditions impact both the Pizzeria Regina units and the Polcari’s North End units.

In the fiscal 2005 period, there were 18 units in operation for the entire period and one Pizzeria Regina restaurant for part of the period in fiscal 2004 period there were 16 units in operation for the entire period and one casual dining Italian restaurant for part of the period.  The following table sets forth all revenues, costs and expenses as a percentage for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	Thirteen Weeks Ended		Twenty-six weeks Ended
	October 24, 2004	October 26, 2003	October 24, 2004	October 26, 2003

Revenues:
Restaurant sales	100%	100%	100%	100%
Other	—	—	—	—

Total revenues	100%	100%	100%	100%

Costs and expenses:
Cost of food, beverages and liquor	21	21	22	20
Other operating expenses- payroll	31	32	32	32
Other operating expenses exclusive of payroll	31	31	31	32
General and administrative	9	10	9	12
Depreciation and amortization	4	5	4	5
Pre-opening costs	—	4	1	3
Operating income (loss)	4	(3)	1	(4)
Interest expense, net	(2)	(2)	(2)	(2)
Other income	—	—	—	2
Net income (loss)	2%	(5)%	(1)%	(4)%

Thirteen Weeks Ended October 24, 2004 as Compared to Thirteen Weeks ended October 26, 2003 Restaurant Sales.

Restaurant sales in the most recent quarter were $7,006,000 compared to restaurant sales in the prior year’s period of $5,838,000.  The Company’s management believes that the increase in revenue was primarily attributable to the opening of the new Polcari’s in Cambridge, Massachusetts in October 2003, the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts in April 2004, the new Pizzeria Regina at South Station in Boston, Massachusetts in July 2004, and to the improved economy in the Northeastern United States.

Net sales at the Company’s Pizzeria Regina restaurants increased to $3,687,000 in the current period from $2,931,000 in the prior year’s period.  The increase in restaurant sales was principally due to the opening of the new Pizzeria Regina at the Prudential Center, the new Pizzeria Regina at South Station and to an increase in same store sales of 1%.

Net sales at the Company’s full service casual dining restaurants increased to $3,310,000 in the current period from $2,894,000 in the prior year’s period. This increase in sales was primarily attributable to the opening of the new Polcari’s in Cambridge, Massachusetts for the entire period and in increase in same store sales of exclusive of Cambridge of 4%.

Net sales at the Company’s commissary were $9,000 in the current period compared to $13,000 in the prior year’s period.

Royalties

During the current year period, the Company did not recognized any royalties from a domestic Pizzeria Regina franchise compared to $4,000 in royalties in the prior’s year’s period.  The Company’s domestic Pizzeria Regina franchise at the Palms Casino in Las Vegas, Nevada was closed April 30, 2004.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 21% in both the fiscal 2005 and fiscal 2004 periods.

The cost of food, beverage and liquor was $1,494,000 in the current period compared to $1,211,000 in the prior year’s period. The dollar increase was due in part to the Cambridge,

Massachusetts Polcari’s North End restaurant operating for the entire period and to the opening of the new Pizzeria Regina at the Prudential Center and the new Pizzeria Regina at South Station.

The cost of food, beverage and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 17% in both the fiscal 2005 and 2004 periods.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $637,000 in the current period compared to $483,000 in the prior year’s period. The dollar increase was due to the opening of two additional Pizzeria Reginas.

The cost of food, beverage and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 26% in the fiscal 2005 period compared to 25% in the fiscal 2004 period. The increase as a percentage of restaurant sales was principally due to the Cambridge, Massachusetts Polcari’s North End restaurant, which is open for lunch week days, resulting in higher food costs generally associated with the lunch period.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $857,000 in the current period compared to $728,000 in the prior year’s period.  The dollar increase was primarily due to the Cambridge, Massachusetts Polcari’s North End restaurant operating for the entire period.

Other Operating Expenses

Payroll Expenses.

Payroll expenses as a percentage of total revenues for all restaurants were 31% in the fiscal 2005 period compared to 32% in the fiscal 2004 period. The decrease as a percentage of total revenues was attributable to the opening of the new Pizzeria Regina at the Prudential Center and the new Pizzeria Regina at South Station which generally have lower payroll expenses as a percentage of total revenues than the Company’s full service casual dining restaurants and to a lesser extent reductions in payroll expenses of the Company’s Cambridge, Massachusetts Polcari’s North End Restaurant.

Payroll expenses were $2,192,000 in the current period, compared to $1,851,000 in the prior year’s period.  The dollar increase in payroll expenses was primarily due to the Cambridge, Massachusetts Polcari’s North End restaurant operating for the entire period and to the opening of the two new Pizzeria Regina restaurants.

Payroll expenses at the Pizzeria Regina restaurants were 26% of restaurant sales in the current period, compared to 25% of restaurant sales in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to the opening of the two new Pizzeria Regina restaurants which generally experience additional payroll expenses associated with the opening of new units.

Payroll expenses of the Pizzeria Regina restaurants were $963,000 in the current period compared to $727,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the two new Pizzeria Regina restaurants.

Payroll expenses at the Company’s full service casual dining restaurants were 34% of restaurant sales in the current period compared to 35% in the prior year’s period.  The decrease as a percentage of restaurant sales was primarily attributable to the Cambridge, Massachusetts Polcari’s North End restaurant which had a reduction in payroll expenses as a percentage of restaurant sales compared to the prior year’s initial opening.

Payroll expenses at the Company’s full service casual dining restaurants were $1,125,000 in the current period compared to $1,021,000 in the prior year’s period.  This dollar increase was primarily due to the Cambridge, Massachusetts Polcari’s North End restaurant operating for the entire period and an increase in employee benefit costs.

Payroll expenses at the Company’s Commissary were $104,000 for the fiscal 2005 period as compared to $103,000 in the fiscal 2004 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses exclusive of payroll were 31% of total revenues in both fiscal 2005 and 2004 periods.

Other operating expenses, exclusive of payroll, were $2,142,000 in the current period compared to $1,800,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the Cambridge, Massachusetts Polcari’s North End restaurant operating for the entire period, the opening of the new Pizzeria Regina at the Prudential Center and the opening of the new Pizzeria Regina at South Station.

Other operating expenses exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 34% in the current period compared to 33% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to higher energy costs.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $1,258,000 in the current period, compared to $962,000 in the prior year’s period.  This dollar increase is primarily due to the addition of two Pizzeria Regina restaurants and to higher energy costs.

Other operating expenses exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 26% in the current period compared to 28% in the prior years period.  The decrease as a percentage of restaurant sales was primarily due to reduced operating expenses at the Cambridge, Massachusetts Polcari’s North End restaurant.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $852,000 in the current period compared to $809,000 in the prior year’s period. The dollar increase was primarily attributable to the costs associated with the Cambridge, Massachusetts Polcari’s North End restaurant operating for the entire period offset by the reversal of a $213,000 rent accrual at Polcari’s of Cambridge.

Other operating expenses also include commissary expenses, which were $32,000 for the fiscal 2005 period as compared to $29,000 in the fiscal 2004 period.

General and Administrative Expenses.

General and administrative expenses as a percentage of restaurant sales were 9% in current fiscal 2005 period compared to 11% in the fiscal 2004 period.  The decrease as a percentage of total revenues was attributable to a higher revenue base and lower employee incentive costs and consulting fees.

General and administrative expenses were $600,000 in the current period, compared to $623,000 in the prior year’s period.

Depreciation and Amortization Expenses.

Depreciation and amortization expenses as a percentage of restaurant sales were 4% in the current period compared to 5% in the prior year’s period. This percentage decrease was primarily the result of a higher revenue base and the 2004 impairment of Polcari’s North End restaurant in Cambridge, Massachusetts which reduced the carrying value of the Cambridge locations fixed assets.

Depreciation and amortization expense was $277,000 in the current period, compared to $284,000 in the prior year’s period.  This dollar decrease was attributable to the 2004 impairment of Polcari’s North End restaurant in Cambridge, Massachusetts, partially offset by the opening of two new Pizzeria Regina restaurants.

Pre-Opening Costs

Pre-opening costs consisting primarily of labor, rent and training materials for the current period were $3,000 compared to $258,000 in the prior year’s period.   The costs for the current period are primarily attributable to the opening of the new Pizzeria Regina restaurant at South Station in Boston, Massachusetts.

Other Income

Other income was $2,000 in the current fiscal period compared to $1,000 in the prior year’s fiscal period.

Interest Expense and Interest Income.

Interest expense was $165,000 in the current period as compared to $112,000 in the prior year’s period. This dollar increase was primarily due to an increase in borrowing costs under the Company’s credit facility.

Interest income was $1,000 in both fiscal periods.

Twenty-six weeks Ended October 24, 2004

Restaurant sales for the twenty-six weeks ended October 24, 2004 were $13,533,000 compared to restaurant sales in the prior year’s period of $11,109,000.  The increase in revenue was primarily attributable to the Polcari’s North End restaurant in Cambridge, Massachusetts operating for the entire period and the opening of the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts in April 2004, the new Pizzeria Regina at South Station in Boston, Massachusetts in July 2004, and to the improved economy in the Northeast United States.

Net sales at the Company’s Pizzeria Regina restaurants increased to $6,980,000 in the current twenty- six week period from $5,510,000 in the prior year’s period.  The increase in restaurant sales was principally due to the opening of two new Pizzeria Regina locations and to the Faneuil Hall Pizzeria Regina location which was open for the entire current period compared to its temporary closing from May 9, 2003 to July 2003 in the prior year’s period.  The same store sales for the Pizzeria Regina restaurant increased 1% in the current period.

Net sales at the Company’s full service casual dining restaurants increased to $6,538,000 in the twenty-six week current period from $5,574,000 in the prior year’s period.  This increase was primarily attributable to the Polcari’s North End Restaurant in Cambridge, Massachusetts operating for the entire period and by the economy in the Northeastern United States.  The same store sales for the full service casual dining restaurants increased 4% in the current period.

Net sales at the Company’s commissary were $15,000 in the current period compared to $25,000 in the prior year’s period.

Royalties

During the current year period, the Company did not recognize any royalties from Pizzeria Regina franchises compared to $9,000 in royalties in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages, liquor as a percentage of total revenues for all restaurants was 22% in the current period compared to 20% in the prior year’s period.  The increase as a percentage of total revenues was primarily attributable to the Cambridge, Massachusetts Polcari’s North End restaurant and the two additional Pizzeria Regina locations which have higher food costs than the other Pizzeria Regina units due to the addition of food items to their menus and to an increase in costs from suppliers in general.

The cost of food, beverage and liquor was $3,026,000 in the current twenty-six week period compared to $2,257,000 in the prior year’s period. The dollar increase was due in part to the opening of the Cambridge, Massachusetts Polcari’s North End restaurant operating for the entire period and two additional Pizzeria Regina locations and to an increase in cost from suppliers in general.

The cost as a percentage of restaurant sales at the Pizzeria Regina restaurants was 18% in the fiscal 2005 period compared to 16% in the fiscal 2004 period.  The increase as a percentage of restaurant sales was principally due to the opening of the two new Pizzeria Regina restaurants which have higher food costs due to the addition of food items to their menus.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $1,264,000 in the current period compared to $883,000 in the prior year’s period.  The dollar increase was due to the opening of two additional Pizzeria Regina restaurants.

The cost as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 27% in the fiscal 2005 period compared to 25% in the fiscal 2004 period.  The increase as a percentage of sales was principally due to the new Cambridge, Massachusetts Polcari’s North End restaurant which is open for lunch five days a week resulting in higher food cost and increases in costs from suppliers in general.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $1,762,000 in the current twenty-six week period compared to $1,374,000 in the prior year’s period.  The dollar increase was primarily due to the new Cambridge, Massachusetts Polcari’s North End restaurant operating for the entire period.

Other Operating Expenses

Payroll Expenses.

Payroll expenses as a percentage of the total revenues for all restaurants were 32% in both fiscal 2005 and fiscal 2004 periods.

Payroll expenses were $4,274,000 in the current period, compared to $3,602,000 in the prior year’s twenty-six week period.  The dollar increase in payroll expenses was primarily due to the Cambridge, Massachusetts Polcari’s North End restaurant operating for the entire period and the two new Pizzeria Regina restaurants in Boston, Massachusetts.

Payroll expenses at the Pizzeria Regina restaurants were 26% of restaurant sales in the current period compared to 27% in the prior year’s period.  The decrease as a percentage of restaurant sales was primarily due to the temporary closing of the Faneuil Hall location in the prior year’s period which incurred payroll costs without any corresponding revenue.

Payroll expenses of the Pizzeria Regina restaurants were $1,805,000 in the current twenty-six week period compared to $1,472,000 in the prior year’s period.  This dollar increase was primarily due to the opening of two new Pizzeria Regina locations and to increased costs in employee health benefits.

Payroll expenses as a percentage of restaurant sales at the Company’s full service casual dining restaurants were 35% of restaurant sales in both the current period and in the prior year’s period.

Payroll expenses at the Company’s full service casual dining restaurants were $2,265,000 in the current twenty-six week period compared to $1,929,000 in the prior year’s period.  This dollar increase was primarily due to the Polcari’s North End restaurant in Cambridge, Massachusetts operating for the entire period and an increase in employee benefit costs.

Payroll expenses at the Company’s Commissary were $204,000 for the fiscal 2005 period as compared to $201,000 in the fiscal 2004 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 32% of total revenues in both fiscal 2005 and fiscal 2004 periods.

Other operating expenses, exclusive of payroll, were $4,275,000 in the current twenty-six week period compared to $3,546,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the opening of the new Cambridge, Massachusetts Polcari’s North End restaurant, the new Pizzeria Regina at Prudential Center in Boston, Massachusetts, and the new Pizzeria Regina at South Station in Boston, Massachusetts and higher energy costs.         .

Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 34% in the current period compared to 35% in the prior year’s period.  The decrease as a percentage of sales was primarily attributable to the temporary closing of the Faneuil Hall location in the prior year’s period, where the Company nonetheless continued to incur some of the costs without any corresponding revenue.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $2,358,000 in the current twenty-six week period, compared to $1,913,000 in the prior year’s period.  This dollar increase is primarily due to the addition of two new Pizzeria Regina restaurants and higher energy costs.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 28% in both the current and in the prior year’s period offset by the reversal of a $213,000 rent accrual at Polcari’s of Cambridge.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $1,858,000 in the current twenty-six week period compared to $1,579,000 in the prior year’s period. The dollar increase was primarily attributable to the

Polcari’s North End restaurant in Cambridge, Massachusetts operating for the entire period.

Other operating expenses also include commissary expenses, which were $59,000 in fiscal 2005 period compared to $54,000 in fiscal 2004 period.

General and Administrative Expenses.

General and Administrative expenses were 9% of total revenues in fiscal 2005 period compared to 12% in the fiscal 2004 period.  The decrease as a percentage of total revenues was attributable to a higher revenue base and lower employee incentive costs and consulting costs.

General and administrative expenses were $1,216,000 in the current period, compared to $1,320,000 in the prior year’s period.

Depreciation and Amortization Expenses.

Depreciation and amortization expense as a percentage of restaurant sales were 4% in the fiscal 2005 period compared to 5% in the fiscal 2004 period.  The decrease as a percentage of total revenue was attributable to a higher revenue base and the 2004 impairment of Polcari’s North End restaurant in Cambridge, Massachusetts.

Depreciation and amortization expense was $544,000 in the current period, compared to $541,000 in the prior year’s period.

Pre-Opening Costs

Pre-opening costs for the current period were $93,000 in the fiscal 2005 period compared to $315,000 in the fiscal 2004 period.  These costs which consist of labor, rent and training materials are attributable to the opening of the new Pizzeria Regina restaurant at South Station in Boston, Massachusetts in the current period

Other Income

Other income was $4,000 in the current period compared to $218,000 in the prior year’s period.  The prior year’s other income mainly consisted of insurance proceeds related to the temporary closing of Faneuil Hall Pizzeria Regina restaurant.

Interest Expense and Interest Income.

Interest expense was $288,000 in the current period as compared to $208,000 in the prior year’s period. This dollar increase was primarily due to an increase in borrowing and related interest expense under the Company’s credit facility.

Interest income was $1,000 in the current period compared to $2,000 in the prior year’s period.

LIQUIDITY AND CAPITAL RESOURCES

At October 24, 2004, the Company had negative net working capital of $4,592,000 compared to negative net working capital of $4,304,000 at April 25, 2004.  It is common for companies in the restaurant industry to operate with net working capital deficits.  We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales.  However given the extent of the Company’s negative net working capital the Company’s financial condition and growth will be dependent upon obtaining adequate additional financing until profitable operations are achievable.  The Company cannot guarantee that it will be successful in obtaining additional financing.  The opinion of BDO Seidman, LLP on the Company’s fiscal 2004 financial statement included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.

During the twenty-six weeks ended October 24, 2004, the Company had a net decrease in cash and cash equivalents of  $274,000, reflecting net cash provided by operating activities of $585,000, net cash used for investing activities of $583,000 and net cash used for financing activities of $276,000.

Net cash provided by operating activities included a decrease in inventories of $26,000, an increase in accounts payable of $198,000, an increase in accrued expenses of $98,000,  a decrease in other assets of $15,000, non-cash items consisting of warrants granted in exchange for short-term borrowings of $8,000 and depreciation and amortization expense of $544,000 which were partially offset by an increase in prepaid expenses of $23,000, a decrease in deferred rent of $87,000, a decrease in other long-term liabilities of $17,000 and a net loss of $177,000.  Net cash used for investing activities reflects costs associated with leasehold improvements and with the purchase of equipment, furniture and fixtures for the two new Pizzeria Regina restaurants in Boston, Massachusetts and for other operating Company restaurants.  Net cash used for financing activities of $276,000 consisted of repayments of long term debt, lease obligations and stockholders loans offset by proceeds from short –term borrowings.

At October 24, 2004, the Company had current liabilities of $6,141,000, including $1,257,000 of accounts payable, $1,514,000 of accrued liabilities, $200,000 of short-term borrowings and current maturities of long term obligations in the amount of $3,170,000.  At October 24, 2004, the Company had long-term obligations, less current maturities, in the amount of $2,184,000, including, $86,000 of notes payable to a stockholder, $161,000 due under capital lease obligations, $1,450,000 of convertible subordinated debentures, $414,000 of deferred rent, and $234,000 of other long-term liabilities.

All borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  As of April 25, 2004 the Company was not in compliance with the certain financial covenants of the Credit Facility.  However, Commerce Bank and Trust Company waived the covenants for the quarterly fiscal period ended July 25, 2004 and for fiscal year ended April 25, 2004 in exchange for a 1% waiver fee, a modification of the interest rate on all outstanding notes issued under the Credit Agreement from the current 6% to 7% per annum until the first quarter in which the Company is once again in compliance with all financial covenants, and the grant to the bank of a six year warrant to purchase 76,000 shares of the Company’s common stock at a price of $.50 per share.  Subject to certain exceptions pursuant to which the warrant will be exercisable earlier, the warrant is not exercisable until February 13, 2005.  In August, 2004 the bank established new covenants for fiscal 2005.  The Company is required to achieve a tangible net worth covenant subject to certain conditions which must be met by December 31, 2004.  To date the Company has not met these conditions   Because of the Company’s uncertainty regarding its ability to satisfy these covenants, all bank debt has been classified as current on the balance sheet as of October 25, 2004 and April 25, 2004.  If the Company fails to comply with these covenants, the bank debt would be due on demand.

To finance capital expenditures, the Company entered into an unsecured loan agreement with the spouse of a Company director in the amount of $200,000.  Under the terms of the agreement the Company is obligated to pay interest at the rate of 14% on the outstanding balance.  The Company granted the lender a five year warrant to purchase 25,000 shares of the Company’s common stock at a price of $.70 per share.  The principal balance is payable on or before December 31, 2004.  In addition, the Company has restructured its Cambridge operations by entering into an agreement for the sale of the Polcari’s restaurant in Cambridge, Massachusetts.  Under the terms of this agreement Polcari’s will cease operations at its Cambridge location on July 31, 2005 when Technology Square Finance, LLC will be required to purchase the assets of Polcari’s of Cambridge, In. for three hundred thousand dollars.  In addition rent will be forgiven for the remaining of the lease.

The opinion of BDO Seidman, LLP on the Company’s fiscal 2004 financial statement included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  In addition, because of the Company’s concern regarding its ability to satisfy bank financial covenants, all bank debt totaling approximately $3,003,000   was classified as current in the balance sheet as of April 25, 2004 and as of October 25, 2004. If the Company fails to comply with these covenants, the bank debt could be due on demand.  The Company’s financial condition and compliance with the bank covenants will be substantially dependent upon obtaining adequate additional financing   and achieving profitable operations.   The Company cannot guarantee that it will be able to raise the necessary capital to continue in operation or that it will be able to achieve profitable operations.    Public financing would be subject to market conditions and other uncertainties, and no assurance can be given that the Company could obtain public financing at any time.  Either public or private equity financing would likely result in dilution of the Company’s existing stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

None Applicable

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources the Company’s ability to obtain additional financing, Company’s new store openings and future expansion, and anticipated future cash flows from particular locations are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: risks associated with the Company’s financial condition and need for additional funding risks associated with the illiquidity of the Company’s common stock, risks associated with the Company’s litigation potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will”, “except,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 2 bear interest at a variable rate based on the bank’s prime rate plus 2%. A 100 basis point change in the Credit Facility interest rate would cause the interest expense for fiscal 2005 to change by approximately $16,000 from fiscal 2004. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at October 24, 2004. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions, covenant compliance and other factors.

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

ITEM 4.  Controls and Procedures

As of October 24, 2004, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed.  The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company’s disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 1.01  PART II

Section 1.02  OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

During the second quarter of the fiscal year covered by this report, the election of the Board of Directors of the Company was submitted to a vote of security holders of the Company at the annual meeting of the Company’s stockholders.  On September 10, 2004 the Company’s stockholders voted to elect the following directors:

George R. Chapdelaine with 4,398,891 shares voting for and 25,409 shares withheld;

Hugh Devine with 4,408,566 shares voting for and 15,734 shares withheld;

Edward P. Grace III with 4,408,566 shares voting for and 15,734 shares withheld;

Roger Lipton with 4,408,366 shares voting for and 15,934shares withheld;

John P. Polcari, Jr. with 4,407,391 shares voting for and 16,909 shares withheld; and

Robert C. Taft with 4,408,366 shares voting for and 15,934 shares withheld;

in each case, there were no shares abstaining and no broker nonvoting shares cast.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits .

(a)                        Exhibits

Exhibit 10 Polcari’s Cambridge Agreement

Exhibit 31.1 and 32.2: Sarbanes-Oxley Section 302 Certification

Exhibit 32.1 32.2: Sarbanes-Oxley Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: November 30, 2004	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and
Chief Executive Officer