Form 10-K
period 2005-04-24
BOSTON RESTAURANT ASSOCIATES INC
filed 2005-07-22
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended April 24, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number

0-18369

BOSTON RESTAURANT ASSOCIATES. INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1162263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 Broadway, Suite 400
Saugus. Massachusetts	01906
(Address of Principal Executive Offices	(Zip Code)

(781) 231-7575

(Registrant’s Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

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

The aggregate market value of registrant’s Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of the end of the second quarter fiscal year 2005 was $2,391,856 based upon the average of the closing bid and asked prices of such stock on that date as reported on the OTC Bulletin Board. As of July 15, 2005 there were 7,035,170 shares of the registrant’s Common Stock, $.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX

PART I

ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FORM 10-K

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources, ability to obtain additional financing, the timing of the Company’s new store openings and future expansion, and anticipated future cash flows from particular sources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: risks associated wtih the Company’s ability to obtain funding;  potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants, risks associated with serving alcoholic beverages, and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “will” “expect”, “intend”, “ “estimate”, “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. (See “Item 1. Business - Risk Factors.’)

PART I

ITEM 1.               BUSINESS

General

During the fiscal year ended April 24, 2005 (“Fiscal 2005”) Boston Restaurant Associates, Inc. (the “Company”) operated a chain of nineteen restaurants including twelve fast-service, high volume pizzerias under the “Pizzeria Regina”- name, four full-service family-style Italian/American restaurants under the “Polcari’s North End” name for the entire year, one Polcari’s North End restaurant for eleven months and one Pizzeria Regina kiosk for seven months and one Pizzeria Regina for nine months.  A majority of the restaurants are located in the Boston, Massachusetts metropolitan area.  In July, 2004 the Company opened a Pizzeria Regina in metropolitan Boston.  In November, 2004 the Company discontinued operations of its Pizzeria Regina in Richmond, Virginia when the lease period for that location expired.  In March 2005, the Company completed an assets sale of a Polcari’s North End Bistro in Hyannis, Massachusetts, Polcari’s North End of Cambridge, Massachusetts is scheduled to cease operations as of July 22, 2005 in connection with the sale of certain of the assets of that location to Technology Square Finance LLC pursuant to an agreement between the Company and Technology square dated October 22, 2004, therefore, these three locations are reported as discontinued operations.

The Pizzeria Regina restaurants feature the Company’s signature product, its premium Neapolitan style, thin crust pizza, prepared in gas-fired brick ovens. The original Pizzeria Regina, located in Boston’s historic North End, has served the Company’s premium brick oven pizza since 1926. The Company believes that the Pizzeria Regina brand name and the pizza itself are local symbols of superior and distinctive pizza. Of the currently existing Pizzeria Regina restaurants, twelve are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), while the original 1926 North End Pizzeria Regina is a wait service restaurant (full-service style emphasizing whole pizzas with in-restaurant seating). (See “Pizzeria Regina Restaurants.’)

The Polcari’s North End restaurants are full-service Italian/American, family-style restaurants that capture the community spirit of the 1940s and 1950s in Boston’s Italian North End neighborhood. These restaurants highlight exposed gas-fired brick ovens in open view of diners, memorabilia and photographs depicting 1940s and 1950s scenes in Boston’s North End, and large tables to encourage family-style dining. (See “Polcari’s North End Restaurants.’)

The first Pizzeria Regina was opened in 1926, and the predecessor corporation was incorporated in 1986. The Company became public in 1994, and since that date has continuously operated a restaurant chain which has increased over time to the present 17 operating restaurants. The Company’s principal offices are located at 999 Broadway, Saugus, Massachusetts 01906 and its telephone number is (781) 231-7575 and its corporate website is www.polcaris.com As used in this Report, unless otherwise indicated, the term “Company” refers to Boston Restaurant Associates, Inc. and its subsidiaries. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission.

The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Financing

For the year ended April 24, 2005, the Company had income from continuing operations of approximately $200,000 and sustained net losses of approximately $429,000 after accounting for discontinued operations. As of that date, the Company had a working capital deficiency of approximately $1,339,000 and stockholders’ deficit of $164,000.

On January 20, 2005 the Company issued 1,147,056 of Preferred Stock in a private placement transaction at a purchase price of $.85 per share resulting in approximately $946,000 of net cash proceeds and equity for the Company.

On April 21, 2005, the Company entered into a new $2,300,000 Credit Facility with Commerce Bank and Trust Company. This Credit Facility consists of a $1,500,000 4 year term note bearing interest at the bank’s base rate plus 2% and an $800,000 mortgage at a fixed rate of 7%. This facility is secured by all of the assets of the Company.  The proceeds of the Credit Facility were used to retire all prior existing debt with Commerce Bank and Trust Company.  The Company was in compliance with all financial covenants for fiscal year ended April 24, 2005.

The Company has analyzed cash flow and believes that cash flow from operations will be sufficient to fund operations for the next twelve months.  The Company’s growth will be dependent upon obtaining additional financing.  There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success or lack of success of the Company’s restaurants opened within the last year and planned to be opened in the future may have a critical effect on the Company’s ability to raise funds through the sale of stock or otherwise.

Pizzeria Regina Restaurants

The Company currently operates thirteen Pizzeria Regina restaurants which are fast-service, high volume pizzerias that feature premium brick oven pizza and cater primarily to the lunchtime diner (with the exception of the original North End location, which serves both the lunch and dinner markets). Of these thirteen restaurants, twelve are food court kiosks and the original North End Pizzeria Regina is a wait-service restaurant.

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

The Company’s twelve food court kiosks primarily serve pizza by the slice with multiple topping choices and operate side-by-side with other fast food vendors in retail malls. Menu items are presented in a self-service, take-out style designed to allow customers to order, pay for and consume their food in a very short period of time. Customers who desire to sit down after purchasing their food may join customers of other food court vendors in one or more designated common areas within the mall. The focused menu, self-service, take-out style and common seating provide food court customers with a fast, low cost dining alternative as compared to more traditional full-service restaurants.

The Company intends to seek locations for additional Pizzeria Regina food court kiosks in malls and high traffic areas. Management estimates that the cost of opening a typical food court kiosk currently is approximately $525,000. The Company cannot guarantee that actual costs will not significantly exceed these estimates, that the Company will be able to obtain financing necessary to construct additional food courts kiosks, that the Company will be able to complete the construction of new kiosks on a timely basis and within budget, if at all, or that the Company will be able to operate these kiosks successfully.

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

The Company has also developed a bistro-restaurant concept, which was inspired by the success of the Saugus-based Polcari’s North End ™” restaurant. Unlike the Saugus restaurant, the bistro restaurants are smaller in size, creating a more intimate family dining experience. In addition, the menu is a modified version of the Saugus-based offerings, providing for a lighter dining experience. The bistro restaurants operate under the Polcari’s North End ™  trademark in order to capitalize on that mark’s recognition for quality.  The Company currently operates two Polcari’s North End bistro Restaurants in Woburn, Massachusetts and Salem, New Hampshire.  In April 2005 the Company completed the asset sale of a Polcari’s bistro restaurant in Hyannis, Massachusetts.  Polcari’s of Cambridge is scheduled to cease operations on July 22, 2005 when Technology Square Finance, LLC will be required to purchase the assets of Polcari’s of Cambridge, Inc. for three hundred thousand dollars.  In addition, rent will be forgiven for the remainder of the lease.

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

The Company seeks sites for the Pizzeria Regina kiosk restaurants within high-traffic locations including food courts and retail shopping malls located in metropolitan areas. The Company also considers existing local competition and, to the extent such information is available, the sales of other comparably priced restaurants operating in the area.

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

Employees

As of July 15, 2005 the Company had approximately 450 employees, of whom 11 were corporate and administrative personnel, approximately 56 were field supervision or restaurant managers or management trainees, and the remainder were hourly restaurant personnel. Many of the Company’s hourly employees work part-time. The Company believes that its relationship with its employees is good. None of the Company’s employees are covered by a collective bargaining agreement.

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

Government Regulation

The Company is subject to a variety of federal, state, local laws, and regulations. Each of the Company’s restaurants is subject to licensing and regulation by a number of government authorities, including alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

The selection of new restaurant sites is affected by federal, state, local laws,  regulations regarding environmental matters, zoning and land use and the sale of alcoholic beverages. Various requirements (particularly at the local level) may result in increases in the cost and time required for opening new restaurants, as well as increases in the cost of operating restaurants. Difficulties in obtaining necessary licenses or permits could cause delays in or cancellations of new restaurant openings.

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

The Company’s Ability To Grow May Be Dependent On Additional Funding

For the year ended April 24, 2005, the Company has sustained net losses of approximately $429,000. As of that date, the Company had a working capital deficiency of approximately $1,257,000 and stockholders’ deficit of $164,000.  The long-term financial stability of the Company and compliance with the bank covenants will be substantially dependent upon achieving sustained profitable operations. If the Company fails to comply with bank covenants, the bank debt could be due on demand.  The Company’s growth will be dependent upon obtaining adequate additional financing.  There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success or lack of success of the Company’s restaurants opened within the last year may have a critical effect on the Company’s ability to raise funds through the sale of stock or otherwise.

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

Insiders Control the Company

The Company’s executive officers, directors and their affiliates and members of their immediate families control the vote of approximately 68.2% of the outstanding shares of the Common Stock. As a result, they have the practical ability to implement or block changes in the Company’s management and direction which may or may not be in the best interest of stockholders generally.

The Company’s Restaurants Are Concentrated in Massachusetts

A total of twelve of the Company’s seventeen existing restaurants are located in eastern Massachusetts. As a result, the Company’s results of operations may be materially affected by changes in the Massachusetts economy. The Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts is currently a tenancy at will and the Landlord has commenced a summary process to terminate the tenancy at will.  The Company intends to vigorously defend this action.  Should the Company be required to vacate this space, the Company would suffer material revenue and income loss.

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

ITEM 2.               PROPERTIES

Of the Company’s seventeen restaurants operating on April 24, 2005, sixteen were located in leased space and one restaurant, the North End Pizzeria Regina location, is owned by the Company.

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

The following table sets forth certain information with respect to the Company’s restaurant properties:

Location	Type (1)

Auburn Mall Auburn, MA	food court
North End Boston, MA (2)	wait service
Faneuil Hall Marketplace Boston, MA	food court
Prudential Center Boston, MA	food court
South Station Boston, MA	food court
Burlington Mall(3) Burlington, MA	food court
Technology Square(4) Cambridge, MA	Polcari’s North End
Holyoke Mall Holyoke, MA	food court

Independence Mall Kingston, MA	food court
South Shore Plaza Braintree, MA	food court
Solomon Pond Mall Marlborough, MA	food court
Oviedo Market Place Oviedo, FL	food court
Paramus Park Paramus, NJ	food court
Providence Place Providence, RI	food court
Salem, NH	Polcari’s North End (bistro)
Saugus, MA	Polcari’s North End
Woburn, MA	Polcari’s North End (bistro)

(1)           Pizzeria Regina food court locations have no independent seating capacity. Seating is centralized in the common areas of the food courts. The North End seats approximately 75 customers; the Saugus Polcari’s North End location seats approximately 360 customers; the two bistro restaurants each seat approximately 200 customers.

(2)           Company-owned. This property is subject to a mortgage in favor of Commerce Bank and Trust Company. (See “Item 7. Management’s Discussion And Analysis Of Financial Condition and Results of Operations — Liquidity and Capital Resources.’)

(3)           The Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts is currently a tenancy at will.  See Item 3. Legal Proceedings.

(4)           This property is scheduled to close July 22, 2005.

The Company occupies approximately 5,325 square feet of executive office space in Saugus, Massachusetts. The lease for this location expires on October 31, 2006. The Company also leases approximately 5,000 square feet of warehouse space located in Somerville, Massachusetts under a lease expiring on July 31, 2007 (including all extension options that may be exercised by the Company in its discretion) and approximately 2,741 square feet for its commissary located in Charlestown, Massachusetts under a lease expiring on August 14, 2006.

ITEM 3.                  LEGAL PROCEEDINGS

On June 15, 2004 a Charge of Discrimination was filed by certain of the Company’s personnel with the Massachusetts Commission Against Discrimination and with the Equal Opportunity Commission. The charge was withdrawn on October 20, 2004 from both agencies and the parties have settled the complaint.  The settlement did not materially adversely affect the Company.  The Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts is currently a tenancy at will and the Landlord has commenced a summary process to terminate the tenancy at will.  The Company intends to vigorously defend this action.  Should the Company be required to vacate this space, the Company would suffer material revenue and income loss..

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded publicly on the OTC Bulletin Board ). As of July 16, 2005, there were approximately 600 holders of record of the Company’s Common Stock. On July 15, 2005, the last bid and asked price of the Company’s Common Stock as reported on the OTC Bulletin Board were $.40 and $.55 per share, respectively.

The table below represents the quarterly high and low bid and asked prices for the Company’s Common Stock for the Company’s last two fiscal years, as reported on the OTC Bulletin Board. The prices listed in this table reflect quotations without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

	High Bid	Low Bid	High Asked	Low Asked

Fiscal Year Ended April 24, 2005

First Quarter	$.65	$.53	$.75	$.65
Second Quarter	$.60	$.30	$.70	$.36
Third Quarter	$.63	$.25	$.75	$.30
Fourth Quarter	$.62	$.40	$1.00	$.50

Fiscal Year Ended April 25, 2004

First Quarter	$.65	$.30	$.95	$.35
Second Quarter	$.94	$.48	$1.01	$.80
Third Quarter	$.65	$.40	$.85	$.58
Fourth Quarter	$.55	$.26	$.80	$.39

The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future other than dividends on Series A Preferred Stock. The Company intends to retain most of its future earnings to finance future growth. The Company’s Credit Facility prohibits the payment of cash dividends without the lender’s prior consent.

Company Equity Compensation Plans

The Company presently maintains a 1994 Employee Combination Stock Option Plan under which options are no longer issued, a 1994 Director Stock Option Plan, and the Combination Stock Option and Share Award Plan (the “2002 Plan”), pursuant to which it granted equity awards to eligible persons. The following table gives information about those plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrant and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	1,274,800	$.77	0

Equity compensation plans not approved by security holders	0	0	0

Total	1,274,800	$.77	0

ITEM 6.               SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the fiscal periods indicated, a 52 week period for fiscal 2005, 2004, 2003, 2002, and 2001 which have been derived from the audited financial statements.

	April 24, 2005	April 25, 2004 (1)	April 27, 2003 (1)	April 28, 2002	April 29, 2001
Income Statement Data:)
Total revenues	$22,629,052	$19,482,986	$19,697,538	$23,854,439	$21,707,907
Costs and expenses:
Cost of food, beverages and liquor	4,628,052	3,769,034	3,620,451	4,885,952	4,644,810
Other operating expenses	13,912,348	12,044,045	11,666,240	14,293,083	13,052,040
General and administrative	2,450,578	2,738,690	2,610,666	2,132,756	1,837,085
Depreciation an amortization	976,686	930,272	922,366	1,152,860	1,161,628
Pre-opening costs	93,196	77,140	—	—	658,090
Litigation and settlement costs (credits)	(98,259)	(246,228)	(443,445)	—	1,847,487
Charge for asset impairment	—	—	—	—	580,000
Total costs and expenses	21,962,601	19,312,953	18,376,278	22,464,651	23,781,140
Operating income (loss)	666,451	170,033	1,321,260	1,389,788	(2,073,233)
Interest expense, net	(475,132)	(493,200)	(377,829)	(508,072)	(456,842)
Other income, net	8,418	221,630	9,436	9,015	19,771
Income (loss) from continuing operations	199,737	(101,537)	952,867	890,731	(2,510,304)
Income (loss) from discontinued operations	(628,452)	(3,335,741)	40,022	—	—
Net income (loss)	(428,715)	(3,437,278)	992,889	890,731	(2,510,304)
Less: Preferred stock dividends	(20,583)	—	—	—	—
Net Income (loss) available to common shareholders	$(449,298)	$(3,437,278)	$992,889	$890,731	$(2,510,304)
Income (loss) per share of common stock (Basic and Diluted):
Continuing Operations	$.03	$(.01)	$.13	$.13	$(.36)

Discontinued Operations	$(.09)	$(.48)	$.01	$—	$—

Net income (loss)	$(.06)	$(.49)	$.14	$.13	$(.36)
Balance Sheet Items:
Total Assets	$6,741,301	$7,740,807	$8,273,745	$8,640,734	$9,000,203
Long Term Obligations	$3,981,286	$2,353,177	$3,213,292	$3,750,876	$4,527,914
Total Liabilities	$6,905,281	$8,409,528	$5,535,187	$6,895,065	$8,145,265

(1) In fiscal 2005, the Company closed its Pizzeria Regina in Richmond, Virginia, completed the assets sale of Polcari’s of Hyannis, Inc. and entered into an agreement for the asset sale of Polcari’s of Cambridge, Inc.  The sale of Polcari’s of Cambridge, Inc., is scheduled to be completed on July 22, 2005.  The Income Statement Data for fiscal 2004 and 2003 has been reclassified to reflect Polcari’s of Haynnis, Inc., Polcari’s of Cambridge, Inc., and Pizzeria Regina at Richmond, Virginia as discontinued operations.  See Note 13 to the Company’s Consolidated Financial Statement.

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

Except as otherwise indicated, references to years mean our fiscal year ended April 24, 2005, April 25, 2004 and April 27, 2003.

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

 There were 15 units in operation for all fiscal 2005, one new Pizzeria Regina was added in the third month of fiscal 2005.  There were 14 units in operation for all fiscal 2004, and one new Pizzeria Regina was added in the twelfth month of fiscal 2004.

On January 20, 2005 the Company issued 1,147,056 shares of Preferred Stock at a purchase price of $.85 per share resulting in approximately $946,000 of net proceeds for the Company.

On April 21, 2005, the Company entered into a new $2,300,000 Credit Facility with Commerce Bank and Trust Company. This Credit Facility consists of a $1,500,000 4 year term note bearing interest at the bank’s base rate plus 2% and an $800,000 mortgage at a fixed rate of 7%. This facility is secured by all of the assets of the Company. Commerce Bank and Trust Company waived the covenants for fiscal year ended April 24, 2005.  The proceeds of the Credit Facility were used to retire all prior existing debt with Commerce Bank and Trust Company.

Our fiscal 2005 results reflect the effects of opening a new Pizzeria Regina Kiosk in Boston, Massachusetts, and the opening of a new Pizzeria Regina at the Prudential Center in Boston, Massachusetts.

During fiscal 2005 the Company completed the asset sale of Polcari’s of Hyannis and entered into an agreement to sell the assets of Polcari’s of Cambridge, Inc. on July 22, 2005 and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term therefore the accompanying financial table has been reclassified to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, inc. and Pizzeria Regina in Richmond, Virginia as discontinued operations.

The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	April 24,	April 25,	April 27,
	2005	2004	2003

Revenues:
Restaurant Sales	100.0%	99.9%	99.7%
Other	—	.1	.3
Total Revenues	100.0	100.0	100.0
Costs and expenses:
Cost of food, beverages and liquor	20.4	19.3	18.4
Other operating expenses-payroll	29.5	30.3	29.5
Other operating expenses exclusive of payroll	32.0	31.5	29.7
General and administrative	10.8	14.1	13.2
Depreciation and amortization	4.3	4.8	4.7
Pre-opening costs	.4	.4	—
Litigation and settlement costs (credits)	(.4)	(1.3)	(2.2)
Operating income (loss)	3.0	.9	6.7
Interest expense, net	(2.1)	(2.5)	(1.9)
Other income, net	—	1.1	—
Income (loss) from continuing operations before discontinued operations	.9	(.5)	4.8
Income (loss) from discontinued operations	(2.8)	(17.1)	.2
Net income (loss)	(1.9)%	(17.6)%	5.0%

Results of Operations for the Years Ended April 24, 2005 and April 25, 2004

During fiscal 2005 the Company closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term, completed the asset sale of Polcari’s of Hyannis, Inc. and entered into an agreement to sell the assets of Polcari’s of Cambridge, Inc. on July 22, 2005 therefore the following results of operations for fiscal year ended April 24, 2005, April 25, 2004, and April 27, 2003 have been reclassified to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc., and Pizzeria Regina in Richmond, Virginia as discontinued operations.

Restaurant Sales

Restaurant sales in fiscal 2005 were $22,629,000 compared to $19,466,000 in fiscal 2004.  The Company believes the increase in restaurant sales in fiscal 2005 compared to fiscal 2004 was attributable to the opening of the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts in April 2004, the new Pizzeria Regina at South Station in Boston, Massachusetts in July 2004, and by the improved economy in the Northeastern United States. Sales volume for the restaurants open throughout both fiscal 2005 and 2004 increased by 3.8%

Net sales at the Company’s Pizzeria Regina restaurants increased 25.5% to $13,785,000 in fiscal 2005 from $10,985,000 in fiscal 2004.  The increase in restaurant sales volume was principally due to the opening of the new Pizzeria Regina at the Prudential Center, the new Pizzeria Regina at South Station and to an increase in same store sales of 3.4%.

Net sales at the Company’s full service casual dining restaurants increased by 4.4% to $8,806,000 in fiscal 2005 from $8,436,000 in fiscal 2004. The increase in restaurant sales was primarily attributable to an increase in same store sales of 4.4%.

Sales at the Company’s commissary were $38,000 in fiscal 2005 compared to $45,000 in fiscal 2004. The decrease in commissary sales was primarily attributable to the closing of a domestic Pizzeria Regina franchise in Las Vegas, Nevada in April 2004.

Franchise Fees and Royalties

During fiscal 2005, the Company recognized approximately $300 in royalties from a domestic Pizzeria Regina franchise at the Palms Casino Resort in Las Vegas, Nevada which closed on April 30, 2004, compared to approximately $17,000 in royalties in fiscal 2004.

Costs and Expenses

Cost of Food, Beverages and Liquor

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 20% in fiscal 2005 compared to 19% in fiscal 2004. The increase as a percentage of total revenues was primarily attributable to the two Pizzeria Regina locations which have higher food costs than the other Pizzeria Regina units due to the addition of food items to their menus and to an increase in costs from suppliers in general.

The cost of food, beverages and liquor was $4,628,000 in fiscal 2005 compared to $3,769,000 in fiscal 2004. The dollar increase was due in part to the two additional Pizzeria Regina locations and an increase in costs from suppliers in general.

The cost of food, beverages, and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 18% in fiscal 2005 compared to 16% in fiscal 2004. The increase as a percentage of restaurant sales was primarily due to the opening of the two new Pizzeria Regina restaurants which have higher food costs due to the additional food items to their menus and from an increase in cost from suppliers in general.

The cost of food, beverages and liquor at the Pizzeria Regina restaurants was $2,447,000 in fiscal 2005 compared to $1,741,000 in fiscal 2004. The dollar increase was primarily due to the opening of two additional Pizzeria Regina restaurants.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants increased to 25% in fiscal 2005 from 24% in fiscal 2004. The increase as a percentage of restaurant sales was principally due to increases in costs from suppliers in general.

The cost of food, beverages and liquor at the Company’s full service casual dining restaurants was $2,181,000 in fiscal 2005 compared to $2,028,000 in fiscal 2004. The dollar increase was primarily due to increases in costs from suppliers in general.

Other Operating Expenses

Payroll Expenses. Payroll expenses as a percentage of total revenues for all restaurants were 29% in fiscal 2005 compared to 30% in fiscal 2004. The decrease as a percentage of total revenues was attributable to the opening of the two additional Pizzeria Regina locations which generally have lower payroll costs than the Company’s full service casual dining restaurants.  This was partially offset by startup costs associated with the opening of these two locations because, as is typical in the restaurant industry, the Company overstaffed these locations during the first few months of their operations to help them succeed.

Payroll expenses for all the restaurants were $6,676,000 in fiscal 2005 compared to $5,914,000 in fiscal 2004. The dollar increase in payroll expenses was primarily due to the two new Pizzeria Regina restaurants in Boston, Massachusetts.

Payroll expenses at the Pizzeria Regina restaurants were 26% of restaurant sales in fiscal 2005 compared to 25% in fiscal 2004.  The increase as a percentage of restaurant sales was principally due to the two new Pizzeria Regina restaurants in Boston, Massachusetts and to increased costs in employee health benefits.

Payroll expenses at the Pizzeria Regina restaurants were 26% of restaurant sales in fiscal 2005 compared to 25% in fiscal 2004.  The increase as a percentage of restaurant sales was principally due to the two new Pizzeria Regina restaurants in Boston, Massachusetts and to increased costs in employee health benefits.

Payroll expenses at the Pizzeria Regina restaurants were $3,585,000 in fiscal 2005 compared to $2,798,000 in fiscal 2004. This dollar increase was primarily due to the opening of two new Pizzeria Regina locations and to increased costs in employee health benefits.

Payroll expenses at the Company’s full service casual dining restaurants decreased to 30% of restaurant sales in fiscal 2005 from 32% of restaurant sales in fiscal 2004. The decrease as a percentage of restaurant sales was primarily attributable to lower employee incentive costs.

Payroll expenses at the Company’s full service casual dining restaurants were $2,678,000 in fiscal 2005 compared to $2,712,000 in fiscal 2004. This dollar decrease was primarily due to lower employee incentive costs.

Payroll expenses at the Company’s Commissary were $413,000 for fiscal 2005 as compared to $404,000 in fiscal 2004.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 32% of total revenues in fiscal 2005 compared to 31% in fiscal 2004.  The increase as a percentage of total revenues was attributable to higher promotion, energy and maintenance costs.

Other operating expenses, exclusive of payroll were $7,237,000 in fiscal 2005 compared to $6,130,000 in fiscal 2004. This dollar increase is primarily attributable to the new Pizzeria Regina at Prudential Center in Boston, Massachusetts, the new Pizzeria Regina at South Station in Boston, Massachusetts and higher energy costs.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 33% of restaurant sales in both fiscal 2005 and in fiscal 2004.

Other operating expenses, exclusive of payroll from the Pizzeria Regina restaurants were $4,540,000 in fiscal 2005 compared to $3,624,000 in fiscal 2004. This dollar increase was primarily attributable to the addition of two new Pizzeria Regina locations and higher energy costs.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 29 % of restaurant sales in fiscal 2005 from 28% of restaurant sales in fiscal 2004. The increase as a percentage of restaurant sales was primarily attributable to an increase in promotions at the Polcari’s bistro restaurant in Salem, New Hampshire and higher energy costs and maintenance at the Company’s full service casual dining restaurants.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants were $2,569,000 in fiscal 2005 compared to $2,381,000 in fiscal 2004. The dollar increase was primarily attributable to the increase in promotions at the Polcari’s bistro restaurant in Salem, New Hampshire and higher energy costs and maintenance at the Company’s full service casual dining restaurants.

Other operating expenses also include commissary expenses, which were $128,000 in fiscal 2005 and $125,000 in fiscal 2004.

General and Administrative Expenses

General and administrative expenses were 11% of total revenues in fiscal 2005 compared to 14% in fiscal 2004.  The decrease as a percentage of total revenues was attributable to a higher revenue base and lower employee incentive costs and lower consulting costs.

General and administrative expenses were $2,451,000 in fiscal 2005, compared to $2,739,000 in fiscal 2004. The dollar decrease was primarily attributable to lower employee incentive costs and consulting costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses as a percentage of total revenues were 4% in the fiscal 2005 period compared to 5% in the fiscal 2004 period.  The decrease as a percentage of total revenue was attributable to a higher revenue base.

Depreciation and amortization expense was $977,000 in fiscal 2005, as compared to $930,000 in fiscal 2004.  The increase in depreciation and amortization expense was primarily due to the addition of two Pizzeria Regina restaurants in Boston, Massachusetts.

Pre-Opening Costs

Pre-opening expenses in fiscal 2005 were $93,000 compared to $77,000 in fiscal 2004.  The costs which consist of labor, rent and training materials are primarily attributable to the opening of the new Pizzeria Regina restaurant at South Station in Boston, Massachusetts in fiscal 2005 and to the new Pizzeria Regina restaurant at the Prudential Center restaurant in Boston, Massachusetts in fiscal 2004.

Litigation and Settlement Credits

In 1998 the Company formed a joint venture with Italian Ventures, LLC, a Kentucky limited liability company (“Italian Ventures”), and entered into a development agreement with it. Approximately eight months after the joint venture and development agreement were entered into, the Company filed a lawsuit against Italian Ventures and certain related parties seeking dissolution of the joint venture. In fiscal 2001, the Company reached a settlement of the dispute with Italian Ventures, LLC in which it agreed to pay royalties on future revenues from certain “Bistro restaurants”, as defined in the settlement agreement. The Company accrued a liability of $955,000 in the fourth quarter of fiscal 2001 as the estimated cost of the obligation to pay the future royalties, based upon a forecast of Bistro restaurant gross sales for the period May 2001 through April 2008 using historical information and estimates of growth of existing Bistro units, as well as anticipated future Bistro unit openings and closings. In the fourth quarter of fiscal 2003, the Company reduced the accrual by $443,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian

Ventures. In 2004, the Company experienced the opening of an under performing Polcari’s in Cambridge, Massachusetts, which caused the Company to reassess its expansion plans due to financial constraints.  As a result of this reassessment in fiscal 2004 the amount of accrual was reduced by $246,000 to $258,000 to reflect the Company’s revised estimates of the remaining obligations under the settlement agreement with Italian Ventures.   In fiscal 2005, the Company closed a Polcari’s bistro restaurant in Hyannis, Massachusetts.  As a result, the Company reduced the accrual by $98,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures.  As of the end of fiscal 2005, the total remaining accrual was $126,000.

Other Income

Other income was $8,000 in fiscal 2005 compared to $222,000 in fiscal 2004. The prior year’s other income mainly consisted of insurance proceeds related to the temporary closing of the Faneuil Hall Pizzeria Regina restaurant.

Interest Expense and Interest Income

Interest expense decreased to $478,000 in fiscal 2005, compared to $496,000 in fiscal 2004. This decrease was primarily due to a decrease in interest expense under the Company’s credit facility.

Interest income was $3,000 in both fiscal 2005 and fiscal 2004 years.

Discontinued Operations

In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc. and entered into an agreement for the asset sale of Polcari’s of Cambridge, Inc.  The Company received approximately $552,000 of net proceeds from the sale of Polcari’s of Hyannis.  The sale of Polcari’s of Cambridge, Inc. is scheduled to be completed on July 22, 2005 and the net proceeds will be recorded when the sale is completed.  In November 2004, at the end of the lease term, the Company ceased operations of the Pizzeria Regina in Richmond, Virginia.  The Company has reclassified its financial results to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc., and Pizzeria Regina in Richmond, Virginia as discontinued operations.

The loss from discontinued operations was $628,000 in fiscal 2005 compared to $3,336,000 in fiscal 2004. In fiscal 2005, the loss from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts, and the Pizzeria Regina restaurant in Richmond, Virginia of $643,000 and a gain of $15,000 from the disposal of certain assets of the Polcari’s bistro in Hyannis, Massachusetts.  In fiscal 2004, the loss of $3,336,000 from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts the Pizzeria Regina restaurant in Richmond, Virginia and the Polcari’s North End in Cambridge, Massachusetts, including an impairment charge of $2,163,000 related to the write-down of certain long lived assets for that location.

The Company reviewed the carrying value of its long lived assets and noted that the expected future cash flows for this location were not sufficient to recover the recorded carrying value of long-lived assets at this location.  Accordingly, the Company recognized an impairment charge to reduce the carrying value of long lived assets at this location.   The Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and restaurant equipment to an estimated fair market value based on the estimated residual value of the equipment.

Results of Operations for the Years Ended April 25, 2004 and April 27, 2003

During fiscal 2005 the Company closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term, completed the asset sale of Polcari’s of Hyannis, Inc. and entered into an agreement to sell the assets of Polcari’s of Cambridge, Inc. on July 22, 2005 therefore the following results of operations for fiscal year ended April 24, 2005, April 25, 2004, and April 27, 2003 have been reclassified to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc., and Pizzeria Regina in Richmond, Virginia as discontinued operations.

Restaurant Sales

Restaurant sales in fiscal 2004 were $19,466,000 compared to $19,633,000 in fiscal 2003. Sales for the restaurants open throughout both fiscal 2004 and 2003 decreased by .9%. The Company believes the decrease in restaurant sales in fiscal 2004 compared to fiscal 2003 was attributable to the impact on consumer behavior of the economic slowdown in the Northeast and to the temporary closing of the Faneuil Hall Pizzeria Regina restaurant in Boston, Massachusetts.  The Faneuil Hall location was closed as the result of a fire that occurred in the common duct work located in its mall complex.  The Company believes that this is unlikely to occur in the future.  The Company’s loss of sales as a result of this closing however was offset by $176,000 of insurance proceeds that were included in revenue for fiscal 2004.

Net sales at the Company’s Pizzeria Regina restaurants decreased .7% to $10,985,000 in fiscal 2004 from $11,061,000 in fiscal 2003. The decrease in restaurant sales was principally due to the temporary closing of the Faneuil Hall location from May 9, 2003 to July 2, 2003. The loss of revenue from that location was partially compensated by payments under the Company’s insurance policies, which are included in other income.

Net sales at the Company’s full service casual dining restaurants decreased by 1.3% to $8,436,000 in fiscal 2004 from $8,545,000 in fiscal 2003. The decrease in restaurant sales was attributable to the continued economic slow down in the Northeast.

Sales at the Company’s commissary were $45,000 in fiscal 2004 compared to $27,000 in fiscal 2003. The increase in commissary sales was primarily attributable to an increase in product shipments to our distributors for the out-of-state Pizzeria Reginas and the Pizzeria Regina franchise in Las Vegas, Nevada.

Franchise Fees and Royalties

During fiscal 2004, the Company recognized $17,000 in royalties from a domestic Pizzeria Regina franchise at the Palms Casino Resort in Las Vegas, Nevada which closed on April 30, 2004. During fiscal 2003, the Company recognized $50,000 in franchise fee revenues and $14,000 related to royalties.

Costs and Expenses

Cost of Food, Beverages and Liquor

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 19 % in fiscal 2004 compared to 18% in fiscal 2003. The increase as a percentage of total revenues was primarily attributable to increases in costs from suppliers in general.

The cost of food, beverages and liquor was $3,769,000 in fiscal 2004 compared to $3,620,000 in fiscal 2003. The dollar increase was due to increase in costs from suppliers in general.

The cost of food, beverages, and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in fiscal 2004 compared to 15% in fiscal 2003. The increase as a percentage of restaurant sales was primarily due to higher cheese costs.

The cost of food, beverages and liquor at the Pizzeria Regina restaurants was $1,741,000 in fiscal 2004 compared to $1,666,000 in fiscal 2003. The dollar increase was primarily due to higher cheese costs and increases in costs from suppliers in general, which were partially offset by the Company’s lower consumption of these supplies due to lower sales from these restaurants.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants increased to 24% in fiscal 2004 from 23% in fiscal 2003. The increase as a percentage of restaurant sales was principally due to the increases in costs from suppliers in general.

The cost of food, beverages and liquor at the Company’s full service casual dining restaurants was $2,028,000 in fiscal 2004 compared to $1,954,000 in fiscal 2003. The dollar increase was primarily due to increases in costs from suppliers in general.

Other Operating Expenses

Payroll Expenses. Payroll expenses as a percentage of total revenues for all restaurants were 30% in both fiscal 2004 and in fiscal 2003.

Payroll expenses for all the restaurants were $5,914,000 in fiscal 2004 compared to $5,811,000 in fiscal 2003. The dollar increase in payroll expenses was primarily due to increased employee incentives and health benefit costs.

Payroll expenses at the Pizzeria Regina restaurants were 25% of restaurant sales in both fiscal 2004 and in fiscal 2003.

Payroll expenses at the Pizzeria Regina restaurants were $2,798,000 in fiscal 2004 compared to $2,742,000 in fiscal 2003. This dollar increase was primarily due to an increased cost in employee incentives and health benefits.

Payroll expenses at the Company’s full service casual dining restaurants was 32% of restaurant sales in both fiscal 2004 and in fiscal 2003.

Payroll expenses at the Company’s full service casual dining restaurants were $2,712,000 in fiscal 2004 compared to $2,698,000 in fiscal 2003. This dollar increase was primarily due to an increase in employee incentives and health benefit costs.

Payroll expenses at the Company’s Commissary were $404,000 for fiscal 2004 as compared to $371,000 in fiscal 2003.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 31% of total revenues in fiscal 2004 compared to 30% in fiscal 2003. The increase in operating expenses,

exclusive of payroll, as a percentage of total revenues was primarily due to the temporary closing of Faneuil Hall location, where the Company nonetheless continued to incur some of such costs without any corresponding revenue, to an increase in rent expense and to higher energy costs.

Other operating expenses, exclusive of payroll were $6,130,000 in fiscal 2004 compared to $5,855,000 in fiscal 2003. This dollar increase is primarily attributable to the temporary closing of the Faneuil Hall location, where the Company nonetheless continued to incur some of such costs without any corresponding revenue, to an increase in rent expense and to higher energy costs.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 33% of restaurant sales in fiscal 2004 compared to 32% in fiscal 2003. The increase as a percentage of sales was primarily attributable to the temporary closing of the Faneuil Hall location, where the Company nonetheless continued to incur some of such costs without any corresponding revenue.

Other operating expenses, exclusive of payroll from the Pizzeria Regina restaurants were $3,624,000 in fiscal 2004 compared to $3,567,000 in fiscal 2003. This dollar increase was primarily attributable to the temporary closing of the Faneuil Hall location which resulted in additional operating expenses.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 28 % of total revenues in fiscal 2004 from 25% of total revenues in fiscal 2003. The increase as a percentage of restaurant sales was primarily attributable to an increased rent expenses, higher energy costs and the reduction in same stores revenue.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants were $2,381,000 in fiscal 2004 compared to $2,178,000 in fiscal 2003. The dollar increase was primarily due to a $126,000 increase in rent expenses and to higher energy costs.

Other operating expenses also include commissary expenses, which were $125,000 in fiscal 2004 and $110,000 in fiscal 2003.

General and Administrative Expenses

General and administrative expenses were 14% of total revenues in fiscal 2004 as compared to 13% in fiscal 2003.

General and administrative expenses were $2,739,000 in fiscal 2004, compared to $2,611,000 in fiscal 2003. The dollar increase were primarily attributable to consulting costs.

Depreciation and Amortization Expenses

Depreciation and amortization expense was $930,000 in fiscal 2004, as compared to $922,000 in fiscal 2003, amounting to 5% of total revenues in both fiscal years.

Pre-Opening Costs

Pre-opening expenses in fiscal 2004 were $77,000 compared to $0 in fiscal 2003. The pre-opening expenses which consisted of labor, advertising, rent and training materials were related to the new Pizzeria Regina restaurant at the Prudential Center in Boston, Massachusetts and the planned opening of the new Pizzeria Regina restaurant at South Station in Boston, Massachusetts.

Litigation and Settlement Credits

In 1998 the Company formed a joint venture with Italian Ventures, LLC, a Kentucky limited liability company (“Italian Ventures”), and entered into a development agreement with it. Approximately eight months after the joint venture and development agreement were entered into, the Company filed a lawsuit against Italian Ventures and certain related parties seeking dissolution of the joint venture. In fiscal 2001, the Company reached a settlement of the dispute with Italian Ventures, LLC in which it agreed to pay royalties on future revenues from certain “Bistro restaurants”, as defined in the settlement agreement. The Company accrued a liability of $955,000 in the fourth quarter of fiscal 2001 as the estimated cost of the obligation to pay the future royalties, based upon a forecast of Bistro restaurant gross sales for the period May 2001 through April 2008 using historical information and estimates of growth of existing Bistro units, as well as anticipated future Bistro unit openings and closings. In the fourth quarter of fiscal 2003, the Company reduced the accrual by $443,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures. In 2004, the Company experienced the opening of an under performing Polcari’s in Cambridge, Massachusetts which caused the Company to reassess its expansion plans due to financial constraints.  As a result of this reassessment in fiscal 2004 the amount of accrual was reduced by $246,000 to $258,000 to reflect the Company’s revised estimates of the remaining obligations under the settlement agreement with Italian Ventures.

Other Income

Other income was $222,000 in fiscal 2004 compared to $9,000 in fiscal 2003. The increase in other income is attributable to insurance proceeds of $184,000 related to the temporary closing of the Faneuil Hall Pizzeria Regina.

Interest Expense and Interest Income

Interest expense increased to $496,000 in fiscal 2004, compared to $381,000 in fiscal 2003. This increase was primarily due to a increase in interest expense under the Company’s credit facility.

Interest income was $3,000 in both fiscal 2004 and fiscal 2002.

Discontinued Operations

The loss from discontinued operations was $3,336,000 in fiscal 2004, compared to income of $40,000 in fiscal 2003.  In fiscal 2004, the loss from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Pizzeria Regina in Richmond, Virginia, and the Polcari’s North End restaurant in Cambridge, Massachusetts, which includes an impairment charge of $2,163,000.

The Company reviewed the carrying value of its long lived assets and noted that the expected future cash flows for this location were not sufficient to recover the recorded carrying value of long-lived assets at this location.  The Company recognized an impairment charge to reduce the carrying value of long lived assets at this location.   The Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and restaurant equipment to an estimated fair market value based on the estimated residual value of the equipment.

In fiscal 2003 the income from discontinued operations relate to Polcari’s bistro restaurant in Hyannis, Massachusetts, the Pizzeria Regina restaurant in Richmond, Virginia, and the Polcari’s North End restaurant in Cambridge, Massachusetts.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funding during fiscal 2005 were cash provided by operations, the disposition of assets relating to the Company’s discontinued operations and the issuance of Preferred Stock.

On January 20, 2005 the Company completed the private placement transaction of 1,147,056 of Preferred Stock with a purchase price of $.85 per share resulting in approximately $975,000 of equity for the Company.

On April 21, 2005, the Company entered into a new $2,300,000 Credit Facility with Commerce Bank and Trust Company. This Credit Facility consists of a $1,500,000 4 year term note bearing interest at prime plus 2% and an $800,000 mortgage at a fixed rate of 7%. This facility is secured by all of the assets of the Company. The Company was in compliance with the bank covenants for fiscal year ended April 24, 2005.  The proceeds of the Credit Facility were used to retire all prior existing debt with Commerce Bank and Trust Company.  During April 2005, the Company completed the asset sale of Polcari’s of Hyannis, Massachusetts for approximately $552,000 of net proceeds.    The Company believes that income and cash flow for operations will be sufficient to meet the Company’s financial requirements for the next twelve months.

At April 24, 2005, the Company had a working capital deficit of $1,339,000 compared to a deficit of $4,304,000 at the end of fiscal 2004, and cash and cash equivalents of approximately $687,000, compared to $652,000 at the end of fiscal 2004. The principal reasons for the larger working capital deficit in fiscal 2004 were the classification of the bank debt as current due to covenant violations at the end of fiscal

2004 and the larger loss incurred in fiscal 2004.  For the year ended April 24, 2005, the Company has sustained net losses of approximately $429,000. As of that date, the Company had a stockholders’ deficit of $164,000 as compared to a deficit of $669,000 at the end of fiscal 2004.

 During fiscal 2005, the Company had a net increase in cash and cash equivalents of $35,000, reflecting net cash provided by operating activities of $651,000, net cash used for investing activities of $250,000 and net cash used for by financing activities of $366,000.

Net cash provided by operating activities of $650,000 included depreciation and amortization expense of $1,103,000, warrants granted in exchange for the stockholder loan of $8,000, an increase of accrued expenses of $314,000 a decrease in accounts receivable of $29,000, a decrease in inventories of $139,000, and a decrease in prepaid expenses of $33,000. This was partially offset by a net loss of $429,000, an increase of other assets of $20,000, a decrease in other long-term liabilities of $18,000 a decrease in deferred rent of $134,000, a decrease in accounts payable of $277,000 and a reduction of the litigation settlement of $98,000. Net cash used for investing activities of $250,000 reflects capital expenditures associated with the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts, the new Pizzeria Regina at South Station in Boston, Massachusetts and various other Pizzeria Regina restaurants and Polcari’s North End bistro restaurants partially offset by the asset sale of Polcari’s of Haynnis, Massachusetts. Net cash used for financing activities of $366,000 consisted of proceeds from the Credit Facility and, the preferred stock subscription, and sale of assets partially offset by net repayments for long-term debt, capital lease obligations and stockholder loans.

At April 24, 2005, the Company had current liabilities of $2,924,000, including $715,000 of accounts payable, $1,607,000 of accrued expenses, current maturities of long term obligations in the amount of $391,000 and current liabilities for discontinued operations of $211,000. At April 24, 2005, the Company had long-term obligations, less current maturities, in the amount of $3,981,000, including $82,000 of notes payable to a stockholder, $1,947,000 due under its credit facility with Commerce Bank and Trust Company, $1,450,000 of convertible subordinated debentures, $367,000 of deferred rent, and $135,000 of other long-term liabilities primarily related to the litigation settlement agreement with Italian Ventures, LLC.

The Company has no additional significant capital commitments in fiscal 2006.  The Company believes that its existing resources, including its loan facility, together with cash flow generated from operations, will be sufficient to fund its cash flow requirements and maintain debt covenant compliance for the next twelve months.  However, the Company’s growth will be dependent upon obtaining additional financing.  There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success or lack of success of the Company’s restaurants opened within the last year and planned to be opened in the future may have a critical effect on the Company’s ability to raise funds through the sale of stock or otherwise.

Contractual Obligations

The Company has long-term contractual obligations primarily in the form of leases and debt obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as of April 24, 2005. (See discussions of cash flows, financial position and capital resources as well as the Notes to the April 24, 2005 consolidated financial statements for further details).

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations (1)	$3,750,000	$353,396	$793,720	$1,152,884	$1,450,000
Capital lease obligations (2)	31,152	31,152	—	—	—
Operating lease obligations	14,041,249	2,850,575	5,001,633	3,479,641	2,709,400
Purchase obligations	—	—	—	—	—
Shareholder Note (3)	88,850	6,420	13,785	15,123	53,522
Total	17,911,251	3,241,543	5,809,138	4,647,648	4,212,922

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

The Credit Facility requires compliance with various financial covenants, of which the most restrictive are cash to debt ratio and profitability. If the Company defaults under any of the provisions of the Credit Facility, all amounts outstanding under each of the term facilities become due and payable, and the bank may proceed against its collateral, which includes substantially all of the Company’s assets. As of April 24, 2005 the Company was in compliance with the financial covenants of the Credit Facility.

CRITICAL ACCOUNTING POLICIES

The Company considers its accounting policies with respect to the use of estimates, long-lived assets and goodwill, and revenue recognition as the most critical to its results of operations and financial condition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, in fiscal 2001 the Company recorded a non-recurring charge for a litigation settlement agreement. This estimate was based on projected sales of current and future bistro restaurants, which assumed the number and timing of new Bistro Restaurants as defined in the settlement agreement as demonstrated by our discussion of the this accrual in our results of operations. The actual royalty payments ultimately required to be paid may vary significantly from both the Company’s original and its revised estimates.

Long-Lived Assets

The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”). SFAS No. 144 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of.

Whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, as appropriate. In fiscal 2004, the Company recorded an impairment charge of $2,163,000, included in discontinued operations, related to the write-down of certain long-lived assets. The Company determined that the future cash flows which the Company estimated would be received from Polcari’s North End located in Cambridge, Massachusetts would not be sufficient to recover the recorded carrying value of the long-lived assets applicable to that location.

Goodwill

Goodwill resulting from the excess of cost over fair value of net assets acquired is being tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 requires among other things, that companies no longer amortize goodwill but test goodwill for impairment at least annually. As of April 27, 2003, the Company’s goodwill of $453,643 was associated with the acquisition of Capucino’s, Inc. in 1994. No adjustment to the $453,643 balance of goodwill was deemed necessary during the year ended April 24, 2005. Prior to the adoption of SFAS 142, the Company amortized goodwill over twenty years, which resulted in amortization of $37,806 in both 2002 and 2001.

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

Recently Issued Accounting Standards

In December 2004, the FASB revised SFAS No. 123, Share Based Payment, or SFAS No. 123R. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.  SFAS No. 123R is effective for the Company commencing in fiscal year 2007.

The adoption of SFAS No. 123R is expected to have a significant impact on the Company’s financial statements.  The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods.

In November 2004, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 151, Inventory Costs, An Amendment of ARB. No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and waste materials should be recognized as current period charges in all circumstances.  The Company is required to adopt SFAS No. 151 on May 1, 2006.   We do not expect the adoptions of SFAS No. 151 to have a material impact on our financial position, results of operations or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Credit Facility described in Item 7 bear interest at a variable rate based on the bank’s prime rate. A 100 basis point change in the Credit Facility interest rate (approximately 7.75% at April 24, 2005) would cause the interest expense for fiscal 2005 to change by approximately $15,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at April 24, 2005. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions covenant compliance and other factors.

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

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES INDEX

 TO FINANCIAL STATEMENTS

Index to Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Balance sheets
Statements of operations
Statements of stockholders’ equity
Statements of cash flows
Summary of accounting policies
Notes to consolidated financial statements

The Company’s Financial Statements, together with the Report of the Registered Public Accounting Firm have been included at Item 15 and appear at Pages F-1 through F-36.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15 or 15d-15), which have been designed to ensure that material information related to the Company is timely disclosed. Based upon that evaluation, they concluded that the disclosure controls and procedures were effective and remained materially unchanged in the fourth quarter of year ended April 24, 2005.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to directors:

Directors	Age	Position	Since

George R. Chapdelaine	60	Chief Executive Officer, President and Director	1994

Hugh Devine	58	Director	2000

Edward P. Grace III	55	Director	2004

Roger Lipton	64	Director	1996

John P. Polcari, Jr.	74	Director	1994

Peter E. Salas	51	Director	2005

Robert C. Taft	51	Director	2004

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

Mr. Devine has been the President of Devine & Pearson Advertising, Inc. (an advertising and communications agency with 29 years experience marketing to the food service industry) since 1976.  Mr. Devine is nationally recognized for identifying marketing opportunities for clients, both food service operators and manufacturers of food, beverages, equipment and supplies.  He serves on the boards of directors of the YMCA, American Association of Advertising Agencies and Advertising Club of Greater Boston.

Mr. Grace has been President of Phelps Grace International, Inc., an investment management company, and Managing Director of Grace Venture Partners, LP. since 1998.  Mr. Grace has over 30 years experience in the food service industry.  He was the founder, Chairman, President and CEO of Bugaboo Creek Steak House, Inc., operator of both The Capital Grill, a 20 location fine dining restaurant, and the Bugaboo Creek Steak House, a casual dining restaurant chain with locations throughout the East Coast, from 1989 until 1996. He was Vice Chairman and a Director of RARE Hospitality International, Inc. from 1996 to 1998.  From 1992 until 1994 he was the Chairman of Homestyle Buffet, Inc., a 34 location buffet style restaurant chain.  Mr. Grace has served as the director of a number of public and private companies, including Professional Facilities Management, Inc., Not Your Average Joe’s Inc., The Gemesis Corporation and PsiloQuest, Inc.  He is currently a Trustee of Johnson & Wales University and of Bryant College and in the past has served on the boards of a number of other trade associations, and educational and philanthropic organizations, including the National Restaurant Association.

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

Mr. Polcari was a founder of Pizzeria Regina, Inc. and has been employed by the Company and its predecessor in various capacities from its inception.  He is a recipient of the National Restaurant Association’s state restaurateur of the year award for the Commonwealth of Massachusetts.

Mr. Salas has been President of Dolphin Asset Management Corp. and its related companies since he founded it in 1988.  Prior to establishing Dolphin, he was with J.P. Morgan Investment, Inc. for ten years, becoming Co-manager, Small Company Fund and Director-Small Cap Research.

Mr. Taft has been the CEO of Caffino, Inc., a chain of double drive-through espresso bars, since September 2003.  He has over 25 years experience in the food service industry.  During 2002 and 2003 Mr. Taft was Chief Concept Officer of Ultimate Franchise System, Inc., and was President of Sonofresco from 2001 to 2002   He was Chief Operating Officer of Fuddruckers, Inc., a fast casual restaurant chain with over 200 franchised and company owned locations, from 1999 until 2001.  From 1996 until 1999, he served as President of the Au Bon Pain Bakery Cafes unit of Au Bon Pain, Inc., a fast service chain with over 250 locations.  From 1993 until 1996, Mr. Taft was the President and CEO of Papa Gino’s, Inc.  He has served on the boards of Ultimate Franchise Systems, Inc. and the Washington and Massachusetts Restaurant Associations.

Compensation of Directors

Non-employee directors of the Company presently do not receive cash compensation for their services as directors.  The Company provides health insurance benefits or the cash equivalent to its directors and reimburses them for their out-of-pocket expenses in attending board meetings.  In addition, directors were eligible for the grant of stock options under the 2002 Combination Stock Option and Share Award Plan. 400,000 options to purchase shares of common stock were awarded to directors under these plans during fiscal 2005; 100,000 shares each to Mr. Grace and Mr. Taft and 50,000 shares each to Mr. Chapdelaine, Mr. Devine,
Mr. Lipton and Mr. Polcari.

Management

Anthony Buccieri, 51, was appointed Vice President of Operations in April 1994.  Mr. Buccieri joined a predecessor of the Company in 1974 and has served in various capacities since that date, including as operations supervisor since 1983. Ms. Fran Ross, 53, was appointed a Company Vice President in, February 1995 and Chief Financial Officer in October 1995.

CORPORATE GOVERNANCE

General

The Board of Directors of the Company believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of its stockholders.  In response to the wave of corporate scandals and Congress’s enactment of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), in the Fall of 2002 the Board reviewed our corporate governance policies and practices and compared them to the provisions of Sarbanes-Oxley, the new and proposed rules of the SEC under that statute and practices suggested by various authorities in corporate governance.  Based upon that review, in December 2002 the Board of Directors took steps to implement the then proposed new rules and listing standards. In particular, the Board:

•      adopted a new charter for our Audit Committee reflecting the requirements of Sarbanes—Oxley and the rules adopted or then proposed for audit committees;

•      adopted a charter for our Compensation Committee;

•      created a Corporate Governance and Nominating Committee (initially consisting of the entire Board) and adopted its charter;

•      Reviewed the independence standards for directors then being proposed or adopted by the SEC and Nasdaq and assessed the independence of existing board and committee members under those standards; and

•      adopted a Code of Ethics and a Code of Conduct which applies to all executive officers, directors, employees and agents of the Company.

Subsequent to the December 2002 meeting, the Board also approved adjustments in the actions taken at that meeting to conform to changes in regulations subsequently adopted by the SEC and the Nasdaq Stock Market, Inc.

Board of Directors and Committees

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board’s primary responsibility is to oversee the management of the Company and, in so doing, to serve the best interests of the Company and its stockholders. Management keeps the directors informed of Company activity through regular written reports and presentations at Board and committee meetings.

The Board of Directors held five meetings during the fiscal year ended April 24, 2005.  All of the Company’s directors are encouraged to attend the Company’s annual meeting of stockholders. All of the Company’s directors were in attendance at the Company’s September, 2004 Annual Meeting.

The Board of Directors also acted by unanimous written consent in lieu of a special meeting on two occasions.  Each current director attended at least 75% of the meetings of the Board of Directors and of committees of which he or she was a member held during the last fiscal year.  Under the standards of the Nasdaq Stock Market, Inc. (NASD Rule 4200(a)(15)), the Company has determined that five of the seven directors, Messrs. Devine, Grace, Lipton, Salas and Taft,  satisfy the requirements to be an independent director.

The Board currently has the following committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

Audit Committee.  The primary function of our Audit Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the management of the Company.  The Audit Committee is directly responsible for the oversight of : (i) the integrity of the Company’s disclosure controls and procedures; (ii) the integrity of the Company’s internal controls over financial reporting; and (iii) the qualifications, independence, appointment, compensation and performance of the Company’s independent auditors.  It also is responsible for administering the Company’s Code of

Ethics and Code of Conduct, the establishment of “whistle-blowing” procedures, and the oversight of certain other compliance matters.

Under its charter adopted in December 2002, as subsequently amended and supplemented by SEC and stock market rules, the Audit Committee must consist of not less than one or more than three directors, all of whom satisfy the independence standards of the SEC, the Nasdaq Stock Market.  The Audit Committee has been composed of Mr. Devine, Mr. Grace and Mr. Taft, all of whom the Board of Directors determined satisfy those standards.  In 2005, the Board of Directors reviewed the qualifications of Mr. Grace and Mr. Taft and determined that each was an “audit committee financial expert” as defined by SEC rules.  The Audit Committee held five meetings during the fiscal year ended April 24, 2005.

Compensation Committee.  The purpose of the Compensation Committee is to assist the Board in the discharge of its responsibilities related to the fair and competitive compensation of executives and key employees of the Company.  It is charged with periodic review of the compensation philosophy of the Company, annual evaluation of the performance of the principal executives and key employees, annual review of the total compensation of those persons, approval of grants under and supervision of the administration of stock plans, and issuance of an annual report to stockholders in accordance with SEC rules.

Under its charter as adopted in December 2002, the Compensation Committee must consist of a minimum of one director, and each member must be a non-employee, outside director under various standards of the tax laws and rules of the SEC, who also satisfies the independence requirements of the Nasdaq Stock Market.  The Compensation Committee currently has been composed of Mr. Devine, Mr. Grace and Mr. Lipton all of whom the Board determined satisfy those standards.

The Compensation Committee held one meeting during the fiscal year ended April 24, 2005.

Corporate Governance and Nominating Committee.  The purpose of the Corporate Governance and Nominating Committee is to review and evaluate the Company’s policies, codes of conduct and guidelines, evaluate and make recommendations to the Board concerning Board committees, review and evaluate the CEO and other senior management (other than related to compensation), serve as a focal point for management succession planning, and identify and evaluate candidates for nomination as directors.

Under its charter as adopted in December 2002, the Corporate Governance and Nominating Committee may consist of either the entire Board or, if less than the entire Board, a committee of not less than two non-employee members of the Board of Directors, each of whom satisfies the independence requirements of the Nasdaq Stock Market.  The Board of Directors considered the functions of the Corporate Governance and Nominating Committee and the fact that two of the directors who are not independent within the meaning of the Nasdaq definition are major stockholders and collectively the owners of approximately 20.8% of the Company’s outstanding capital stock, and determined that it was appropriate for the entire Board of Directors to serve as the Corporate Governance and Nominating Committee.  The Board met as the Corporate Governance and Nominating Committee once during the last fiscal year.

Under its charter, the Corporate Governance and Nominating Committee is responsible for identifying candidates to serve as directors (whether such directorships are filled by the Board or by stockholders), gathering information on such candidates, conducting interviews of candidates and their references, and making recommendations to the full Board of Directors.

The Corporate Governance and Nominating Committee may consider nominees recommended by stockholders and other sources, such as directors, officers, third party search firms or other appropriate sources.  In evaluating candidates, it will consider personal integrity, sound business judgment, business and professional skills and experience, independence (as defined under SEC and Nasdaq rules), diversity, potential conflicts of interest, the extent to which a candidate would fill a present need, and concern for the long term interests of stockholders.  In any particular situation, the committee may focus on persons possessing a particular background, experience or qualifications which the Committee believes would be important to enhance the effectiveness of the Board.  The evaluation process for stockholder recommendations is the same as for candidates from any other source.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation during each of the last three fiscal years of the Chief Executive Officer and of each executive officer and others whose annual salary and bonus exceeded $100,000 for services in all capacities to the Company during fiscal 2005 (collectively, the “Named Executive Officers”).  There were no other compensation or long-term compensation awards for the Named Executive Officers during these periods.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Positions	Fiscal Year Ended	Salary ($)	Bonus ($)

George R. Chapdelaine	4/24/2005	232,000	0
President and CEO	4/25/2004	222,000	0
	4/28/2003	215,000	73,000

Anthony Buccieri	4/24/2005	135,000	0
Vice President Operations	4/25/2004	129,000	0
	4/27/2003	123,000	42,000

Fran V. Ross	4/24/2005	130,000	0
Vice President and Chief	4/25/2004	125,000	0
Financial Officer	4/27/2003	119,000	40,000

John Polcari, Jr.	4/24/2005	105,000	0
	4/25/2004	99,900	25,000
	4/27/2003	99,900	0

Company Equity Compensation Plans

The Company presently maintains a 1994 Director Stock Option Plan and a 1994 Employee Combination Stock Option Plan under which options are no longer issued, and the Combination Stock Option and Share Award Plan (the “2002 Plan”), pursuant to which it granted equity awards to eligible persons.  The following table gives information about those plans.

(c)
Number of
	(a)		securities remaining
	Number		available for future
	securities to be	(b)	issuance under
	issued upon	Weighted average	equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options	(excluding securities
Plan category	warrants and rights	warrant and rights	reflected in column (a)

Equity compensation plans approved by security holders	1,274,800	$.77	0

Equity compensation plans not approved by security holders	0	0	0

Total	1,274,800	$.77	0

Stock Options

The following table presents certain information concerning stock options held by the Named Executive Officers.  No stock options were granted to or exercised by the Named Executive Officers during the last fiscal year.

FISCAL YEAR-END OPTION VALUES

Number of
Shares of
	Common Stock	Value
	Underlying	Unexercised
	Unexercised	In-the-Money
	Options at	Options at
	April 24, 2005	April 24, 2005($)
	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

George R. Chapdelaine
CEO	230,000/0	N/A
Anthony Buccieri	89,900/0	N/A
Fran V. Ross	89,900/0	N/A
John Polcari, Jr.	80,000/0	N/A

Employment Contract

The Company and Mr. Chapdelaine, the Chief Executive Officer and President of the Company, entered into a two year employment agreement dated April 23, 2004.  Mr. Chapdelaine was also provided with an automobile plus the cost of annual insurance and with such other employee benefits as were generally available to employees or officers of the Company.  Pursuant to the employment agreement, the Company agreed to grant Mr. Chapdelaine stock options to acquire 100,000 shares of Common Stock that vest over two years.

Under the terms of the employment agreement, if Mr. Chapdelaine’s employment with the Company is terminated by the Company without cause, or if Mr. Chapdelaine terminates his employment with the Company for good reason (either a material reduction in his overall level of responsibility or the relocation of the Company’s executive offices to a location that is more than 35 miles from Boston, Massachusetts, in each case without his consent) or due to a change in control of the Company, then the Company must continue to pay Mr. Chapdelaine his then-current base salary, payable monthly, during a one-year severance period, and Mr. Chapdelaine may not compete with the Company during that period.

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

Bonus Program

The Company has adopted an incentive program under which key contributors, selected by the Compensation Committee, will be paid cash bonuses.  The aggregate amount of these bonuses will be based upon a formula related to the financial performance of the Company.  Bonuses, if any, will be allocated by the Compensation Committee among the individual employees based upon their performance during the year.  No bonuses were paid during the last fiscal year.

Compensation Committee Report

The Compensation Committee of the Board of Directors, comprised of independent directors, is responsible for assisting the Board in the discharge of its responsibilities related to the fair and competitive compensation of executives and key employees of the Company.  Among other responsibilities, the Compensation Committee reviews and recommends to the Board of Directors the compensation of the Chief Executive Officer and each of the other executive officers of the Company.

The objective of the Compensation Committee in determining the compensation of the Company’s executive officers is to provide a base compensation which allows the Company to attract and retain experienced talent.  The Compensation Committee’s philosophy is to align the executive officers’ interests with the success of the Company; therefore, the Committee has established bonus payments based on the Company’s performance.  The cash compensation for each executive officer consists of a base salary plus the potential for an annual performance bonus. Mr. Chapdelaine’s salary for fiscal 2005 was based upon his pre-existing contract, and the amount of his bonus for fiscal 2005 was based upon his performance in relation to financial targets.  The Company entered into a new employment agreement with Mr. Chapdelaine in April 2004.  The terms of this new employment agreement are in line with the Compensation Committee’s executive officer compensation philosophy.

COMPENSATION COMMITTEE: Hugh Devine, Edward P. Grace, III, Roger Lipton

Performance Graph

The following graph compares the change in Boston Restaurant Associates, Inc.’s cumulative total stockholder return the last five fiscal years with the cumulative return on the Russell 2000 and the Standard & Poor Index for Hotel, Restaurant and Leisure for that period.

ADDITIONAL INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Reporting persons are also required to furnish the Company with copies of all Forms 3, 4, and 5 they file.

Based solely on the Company’s review of the copies of Forms 3, 4 and 5 which it has received and written representations from certain reporting persons the Company believes that all of its directors, executive officers, and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company’s fiscal year ended April 24, 2005.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and anticipates that it will enter into similar agreements with any future directors. Generally, the indemnification agreements attempt to provide the maximum protection permitted by Delaware law with respect to indemnification of directors.

The indemnification agreements provide that the Company will pay certain amounts incurred by a director in connection with any civil or criminal action or proceeding and specifically including actions by or in the name of the Company (derivative suits) where the individual’s involvement is by reason of the fact that he is or was a director. Such amounts include, to the maximum extent permitted by law, attorney’s fees, judgments, civil or criminal fines, settlement amounts, and other expenses customarily incurred in connection with legal proceedings. Under the indemnification agreements, a director will not receive indemnification if he is found not to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND ELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 15, 2005 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each current director and nominee for director of the Company, (iii) each of the Named Executive Officers listed in the Summary Compensation Table below, and (iv) all current directors, nominees and executive officers of the Company, as a group. Except where otherwise indicated, this information is based upon information provided to the Company by the named person.

Name and Address	Number of Shares Beneficially Owned(1) (2)	Percentage of Outstanding Shares

George R. Chapdelaine (3) c/o Boston Restaurant Associates, Inc. 999 Broadway Saugus, MA 01906	960,390	13.7%

Anthony Buccieri (9) c/o Boston Restaurant Associates, Inc. 999 Broadway, Suite 400 Saugus, MA 01906	95,000	1.3%

Hugh Devine (4) Devine & Pearson Crown Colony Park 300 Congress Street Quincy, MA 02169	110,000	1.5%

Edward P. Grace III (8) Grace Venture Partners Sun Trust Center, suite 1850 200 South Orange Avenue Orlando, FL 32801	243,547	3.4%

Roger Lipton (5)(6) 983 Park Avenue New York, NY 10028	1,888,223	26.5%

John P. Polcari, Jr. (5)(7) c/o Boston Restaurant Associates, Inc. 999 Broadway Saugus, MA 01906	947,745	13.3%

Fran V. Ross (9) c/o Boston Restaurant Associates, Inc. 999 Broadway, suite 400 Saugus, MA 01906	114,801	1.6%

Peter E. Salas (10)(11) Dolphin Asset Management Corp. 129 East 17th Street New York, NY 10003	1,625,588	21.7%

Robert C. Taft (12) Caffino 3130 Crow Canyon Park Place, Suite 120 San Ramon, CA 94583	230,573	3.2%

Jordan Index Fund, Lp. (13) 1876 Woodhollow Lane, Apt. 306 Maryland Heights, MO 63043	903,186	11.7%

All directors, and executive officers as a group (9 persons) (14)	6,098,220	71.2%

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

(3)           Based upon information contained in a Schedule 13G Amendment as filed with the Securities and Exchange Commission on February 11, 2005. Includes 230,000 shares issuable pursuant to stock options.

(4)           Includes 110,000 shares issuable pursuant to stock options.

(5)           Includes 80,000 shares issuable pursuant to stock options.

(6)           Based upon information contained in a Schedule 13D, Amendment 2, as filed with the Securities and Exchange Commission on February 11, 2004.

(7)           Based upon information contained in a Schedule 13G Amendment as filed with the Securities and Exchange Commission on February 11, 2005. Includes 123,658 shares issued to Lucille Salhany and Mr. Polcari jointly with rights of survivorship and 12,741 shares held by Ms. Salhany for the benefit of certain family members.

(8)           Includes 100,000 shares issuable pursuant to stock options and 117,647 shares issuable pursuant to convertible Preferred Stock.

(9)           Includes 89,900 shares issuable pursuant to stock options.

(10)         Based upon information contained in a Schedule 13D, as amended, as filed with the Securities and Exchange Commission on March 31, 1998, and written information provided by Dolphin Management, Inc.

(11)         Includes 470,588 shares issuable pursuant to convertible Preferred Stock.

(12)         Based on information provided by Mr.Taft does not include 77,800 shares held by relatives of Mr. Taft for which he disclaims any beneficial ownership, however 100,000 shares issuable pursuant to stock options and 29,411 shares issuable pursuant to convertible preferred stock are included.

(13)         Based upon information contained in a Schedule 13G as filed with the Securities and Exchange Commission on February 13, 1998. Includes 500,000 shares issuable pursuant to currently exercisable warrants.

(14)         Includes 879,800 shares issuable pursuant to stock options and 617,646 shares issuable pursuant to convertible Preferred Stock.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had subordinated debentures outstanding at April 24, 2005 consisted of convertible subordinated debentures in the amount of $1,450,000 bearing interest at 8% through 31 December, 1997; 10% through 31 December, 1998; 12% through 31 December 1999; and 14% through 2011, equivalent to a blended rate of approximately 13.2% annually, payable semi-annually and convertible into the Company’s Common Stock at a conversion rate of $1.25 per share. The Company can redeem the convertible debentures under certain conditions. The debentures are due 31 December 2011. Mr. Lipton, a member of the Board of Directors of the Company, received a fee equal to 5% of the proceeds as compensation for services in connection with this transaction in fiscal 1997.

On January 20, 2005, the Company sold 1,147,056 shares of our Series A Preferred Stock, $.01 par value per share, to 11 accredited investors in a private transaction pursuant to subscription agreements between each such investor and the Company. Each share of Series A Preferred Stock may be converted at any time at the option of the holder of such share into one share of the Company’s Common Stock, $.01 par value per share. The investors paid $0.85 per share, for aggregate gross proceeds of $975,000.

The Company agreed pursuant to a rights agreement between the Company and the investors to (i) register the resale of the shares of Common Stock issuable upon the conversion of the shares of Series A Preferred Stock upon demand of a sufficient number of the holders of the Series A Preferred Stock and (ii) include such shares of Common Stock in any registration statement for the benefit of the Company or any third party upon request of a sufficient number of the holders of the Series A Preferred Stock.

The Company sold the shares of Series A Preferred Stock pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. Directors of the Company own 147,501 shares of this stock.

During fiscal 2005 the Company completed the asset sale of Polcari’s of Hyannis to Not Your Average Joe’s for approximately $552,000 in net proceeds. Mr. Grace, a member of the board of directors for Boston Restaurant Associates, Inc. is also a member of the board of Not Your Average Joe’s and abstained from the voting on this matter, and did not participate in the negotiations.

During fiscal 2005 a warrant to purchase 25,000 shares of common stock at an exercise price of $0.70 per share expiring August 19, 2009 was granted to the spouse of , Mr. Polcari, a director,  in consideration for a promissory note which was repaid in December, 2004.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

As noted, the Audit Committee appointed BDO Seidman, LLP as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending April 24, 2005. BDO Seidman, LLP has audited the Company’s financial statements annually since 1994, and has served either the Company or its predecessor as independent public accountants for more than 19 years. The Audit Committee believes it is desirable and in the best interest of the Company to continue employment of that firm.

Audit Fees. BDO Seidman, LLP billed the Company an aggregate of $132,625 and $117,000 for the fiscal years ended April 24, 2005 and April 25, 2004, respectively, for professional services rendered by BDO Seidman, LLP in connection with its audit of the Company’s financial statements, its review of the Company’s quarterly reports on Form 10-Q, and services normally provided in connection with statutory or regulatory filings or engagements.

Audit Related Fees. BDO Seidman, LLP billed the Company an aggregate of $9,735 and $10,250 in the fiscal years ended April 24, 2005 and April 25, 2004, respectively, for professional services rendered by BDO Seidman, LLP for assurance and related services reasonably related to the performance of an audit or review.

Tax Fees. BDO Seidman, LLP billed the Company $28,225 and $30,000 for the fiscal years ended April 24, 2005 and April 25, 2004, respectively for tax compliance, tax advice and tax planning.

All Other Fees. BDO Seidman, LLP did not bill the Company for professional services not otherwise described above in the fiscal years ended April 24, 2005 and April 25, 2004, respectively.

Commencing January 1, 2003, in each case where approval was sought for the provision of non-audit services, the Audit Committee considered whether the independent auditors’ provision of such services to the Company is compatible with maintaining the auditors’ independence and determined that they were.

Audit Committee Policy on Pre-Approval of Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services.

Audit Committee Report

Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control over financial reporting. Management has represented to the Audit Committee that the Company’s consolidated financial statements for the fiscal year ended April 24, 2005 were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee has reviewed and discussed the consolidated financial statements with management and separately with the independent accountants. The Audit Committee also reviewed with the independent auditors the accounting policies and practices critical to the Company’s financial statements, the alternative treatments within generally accepted accounting principles for policies and practices related to material items that have been discussed with management, the ramifications of each alternative, and the independent auditors’ preferred treatment. It also reviewed the material written communications between management and the independent auditors.

The Company’s independent auditors provided the Audit Committee with the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). Independence Standards Board Standard No. 1 requires auditors annually to disclose in writing all relationships that in the auditor’s professional opinion may reasonably be thought to bear on independence, to confirm their independence and to engage in a discussion of independence. The Audit Committee also reviewed with the independent auditors the SEC rules with respect to independence of auditors. The audit committee received from the Company’s auditors written communication of the matters required by Statement on Auditing Standards No. 61 and discussed these matters with the Company’s auditors.

The Audit Committee assumed the responsibility for pre-approval of the performance of all audit and non-audit services by its independent auditors effective

January 1, 2003. In each case where approval was sought for the provision of non-audit services after that date, the Audit Committee considered whether the independent auditors’ provisions of such services to the Company is compatible with maintaining the auditors’ independence, and determined that they were compatible.

Based on the above review and procedures, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements for fiscal year April 24, 2005 be included in the Company’s Annual Report on Form 10-K for that fiscal year. Further, the Audit Committee has appointed BDO Seidman, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending April 30, 2006.

AUDIT COMMITTEE; Hugh Devine, Edward P. Grace III, Robert C. Taft

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           FINANCIAL STATEMENTS AND SCHEDULES

(1)           Financial Statements listed under Part II, Item 8

(2)           Financial Statement Schedules have been omitted because the required information is not applicable or required, or because the required information is shown either in the Financial Statements or the notes thereto.

EXHIBITS

Exhibit Number		Reference Number
3.01	Amended Certificate of Incorporation of the Registrant	G-3.01*

3.02	Amended By-Laws of the Registrant	A-3(b)*

3.03	Designation of Preferred Stock	O-3.02*

4.01	Description of Stock (contained in the Amended Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).	G-4.01*

4.02	Form of Certificate evidencing shares of Common Stock	D-4(b)*

10.01	Loan Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 30, 2002	K-6(a)(i)

10.02	Note from Boston Restaurant Associates, Inc. to Commerce Bank & Trust Company dated April 30, 2002	K-6(a)(ii)

10.03	Security Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 30, 2002	K-6(a)(iii)

10.04	Form of Indemnification Agreement with each of the directors and certain officers of the Registrant	A-10(bb)*

10.05	Incentive Stock Option Plan**	B- I 0(h)*

10.06	2002 Combination Stock Option and Share Award Plan**	J-10(h)*

10.07	Charter of the Audit Committee of Boston Restaurant Associates, Inc., as adopted December 6, 2002 as amended March 5, 2004	1-99*

10.09	Second Allonge to Loan Agreement between Boston Restaurant Associates, herewith Inc. and Commerce Bank & Trust Company dated February 13, 2004	M-6(2)(i))*

10.10	First Allonges to Notes from Boston Restaurant Associates, Inc. to Commerce Bank & Trust Company dated February 13, 2004	M-6(a) (ii) *

10.11	Stock Purchase Warrant issued by Boston Restaurant Associates, Inc. in favor of Commerce Bank & Trust Company dated February 13, 2004	M-6a(iii)*

10.12	Employment agreement between Boston Restaurant Associates, Inc. and George R. Chapdelaine dated April 23, 2004**	M-99*

10.13	Stock Option Agreement	N-10(h)*

10.14	Loan Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 21, 2005	Filed Herewith

10.15	Loan Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 21, 2005	Filed Herewith

10.16	Mortgage in favor of Commerce Bank & Trust Company dated April 21, 2005	Filed Herewith

10.17	Security Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 21, 2005	Filed Herewith

14	Code of Ethics	L-14*

21	Subsidiaries of the Registrant	A-21*

23	Consent of BDO Seidman, LLP	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.01	Certifications of Chief Executive Officer and Chief Financial Officer to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*

In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Management Contract or Compensatory Plan or Arrangement

A	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 33-81068). The number set forth herein is the number of the Exhibit in said registration statement.

B	Incorporated by reference to the Company’s registration statement on Form S-1 (File No. 33-31748). The number set forth herein is the number of the Exhibit in said registration statement.

C	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended April 30, 1991. The number set forth herein is the number of the Exhibit in said annual report.

D	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended April 30, 1994. The number set forth herein is the number of the Exhibit in said annual report.

E	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for the period ended January 25, 1998. The number set forth herein is the number of the Exhibit in said quarterly report.

F	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended April 26, 1998. The number set forth herein is the number of the Exhibit in said annual report.

G	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended April 25, 1999. The number set forth herein is the number of the Exhibit in said annual report.

H	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for period ended July 25, 1999. The number set forth herein is the number of the Exhibit in said quarterly report.

I	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for period ending January, 2001. The number set forth herein is the number of the Exhibit in said quarterly report.

J	Incorporate by reference to the Company’s Annual report on Form 10-K for the year ended April 28, 2002. The number set forth herein is the number of the Exhibit in said annual report.

K	Incorporated by reference to the Company’s quarterly report on Form 10-Q for period ended July 28, 2002. The number set forth herein is the number of the Exhibit in said quarterly report.

L	Incorporated by reference to the Company’s quarterly report on Form 10-Q for period ended January 25, 2004. The number set forth herein is the number of the Exhibit in said quarterly report.

M	Incorporated by reference to the Company’s annual report on Form 10-K for period ended April 25, 2004. The number set forth herein is the number of the Exhibit in said annual report

N	Incorporated by reference to the Company’s annual report on Form 8-K dated September 16, 2004. The number set forth herein in the number of the Exhibit in said schedule.

O	Incorporated by reference to the Company’s annual report on Form 8-K dated January 21, 2005. The number set forth herein in the number of the Exhibit in said schedule.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.
	By:	s/George R. Chapdelaine
Date: July 19, 2005		George R. Chapdelaine, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	DATE

/s/ George R. Capdelaine	July 19, 2005
George R. Chapdelaine, Chief
Executive Officer, President and Director (principal executive officer)

/s/Fran V. Ross	July 19, 2005
Fran V. Ross, Chief Financial Officer

/s/Robert Fabrizio	July 19, 2005
Robert Fabrizio, Chief Accounting Officer

/s/Hugh Devine	July 19, 2005
Hugh Devine, Director

/s/Edward P. Grace, III	July 19, 2005
Edward P. Grace, III, Director

/s/Roger Lipton	July 19, 2005
Roger Lipton, Director

/s/John P. Polcari. Jr.	July 18, 2005
John P. Polcari, Jr., Director

/s/ Peter E. Salas	July 19, 2005
Peter E. Salas, Director

/s/Robert C. Taft	July 19, 2005
Robert C. Taft, Director

Boston Restaurant Associates, Inc. and Subsidiaries

Consolidated Financial Statements

April 24, 2005

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm

Balance sheets as of April 24, 2005 and April 25, 2004

Statements of operations for each of the three years in the period ended April 24, 2005

Statements of stockholders’ equity (deficit) for each of the three years in the period ended April 24, 2005

Statements of cash flows for each of the three years in the period ended April 24, 2005

Summary of accounting policies

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Boston Restaurant Associates, Inc.

We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 24, 2005 and April 25, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended April 24, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 24, 2005 and April 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 24, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Boston, Massachusetts

June 24, 2005

Boston Restaurant Associates, Inc.
and Subsidiaries
Consolidated Balance Sheets

	April 24, 2005	April 25, 2004
Assets (Note 5)

Current:
Cash and cash equivalents	$687,207	$651,754

Accounts receivable	111,404	113,985

Inventories (Note 1)	460,745	478,524

Prepaid expenses and other	161,529	189,119

Current assets of discontinued operations (Note 13)	164,597	318,560

Total current assets	1,585,482	1,751,942

Property and equipment (Notes 9 and 13):
Building	512,500	512,500
Leasehold improvements	6,651,396	6,169,369
Equipment, furniture and fixtures	4,567,460	4,255,627
	11,731,356	10,937,496

Less accumulated depreciation and amortization	7,598,139	6,664,446

Net property and equipment	4,133,217	4,273,050

Other assets, net (Note 2)	443,495	463,270

Goodwill (Note 3)	453,643	453,643
Noncurrent assets of discontinued operations (Note 13)	125,464	798,902
Total Assets	$6,741,301	$7,740,807

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.
and Subsidiaries
Consolidated Balance Sheets

	April 24, 2005	April 25, 2004

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$715,021	$838,431

Accrued expenses (Note 4)	1,606,671	1,396,930

Current maturities (Notes 5, 6 and 9):
Long-term debt	353,396	3,383,158
Notes payable – stockholder	6,420	6,114
Obligations under capital leases	31,152	106,997
Current liabilities of discontinued operations (Note 13)	211,335	324,721

Total current liabilities	2,923,995	6,056,351

Long-term obligations:
Long-term debt, less current maturities (Note 5)	1,946,604	—
Notes payable - stockholder, less current maturities (Note 6)	82,430	88,850
Obligations under capital leases, less current maturities (Note 9)	—	31,152

Deferred rent (Note 9)	367,206	351,880

Subordinated debentures (Notes 7 and 10)	1,450,000	1,450,000
Other long-term liabilities (Note 9)	135,046	251,016
Noncurrent liabilities of discontinued operations (Note 13)	—	180,279

Total liabilities	6,905,281	8,409,528

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity (deficit) (Notes 7 and 10):
Preferred stock, $.01 par value, 10,000,000 shares authorized; 1,147,056 shares issued and outstanding at April 24, 2005	946,278	—
Common stock, $.01 par value 25,000,000 shares authorized; issued 7,060,170 shares; outstanding 7,035,170 shares as of April 24, 2005 and April 25, 2004	70,602	70,602
Additional paid-in capital	10,960,396	10,952,635
Accumulated deficit	(12,116,564)	(11,667,266)
	(139,288)	(644,029)

Less: treasury stock, 25,000 shares at cost as of April 24, 2005 and April 25, 2004	(24,692)	(24,692)

Total stockholder’s deficit	(163,980)	(668,721)

Total liabilities and stockholders’ deficit	$6,741,301	$7,740,807

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.

and Subsidiaries

Consolidated Statements of Operations

Years ended	April 24, 2005	April 25, 2004	April 27, 2003

Revenues:
Restaurant sales	$22,628,783	$19,466,386	$19,633,263
Franchise fees (Note 9)	269	16,600	64,275

Total revenues	22,629,052	19,482,986	19,697,538

Costs and expenses:
Cost of food, beverages and liquor	4,628,052	3,769,034	3,620,451
Other operating expenses	13,912348	12,044,045	11,666,240

General and administrative	2,450,578	2,738,690	2,610,666

Depreciation and amortization	976,686	930,272	922,366
Pre-opening costs	93,196	77,140	—
Litigation and settlement credits (Note 9)	(98,259)	(246,228)	(443,445)

Total costs and expenses	21,962,601	19,312,953	18,376,278

Operating income (loss)	666,451	170,033	1,321,260

Interest expense, net of interest income of $2,905, $2,890 and $2,989 in 2005, 2004 and 2003, respectively	(475,132)	(493,200)	(377,829)

Other income, net	8,418	221,630	9,436

Income (loss) from continuing operations	199,737	(101,537)	952,867

Discontinued Operations (Note 13):

Income (loss) from operations	(643,667)	(3,335,741)	40,022

Gain from disposal of discontinued operations	15,215	—	—

Income (loss) from discontinued operations	(628,452)	(3,335,741)	40,022
Net Income (loss)	(428,715)	(3,437,278)	992,889

Less: preferred stock dividends	(20,583)	—	—

Income (loss) available to common shareholders	$(449,298)	$(3,437,278)	$992,889
Income (loss) per share of common stock (Basic and Diluted) (Note 12)

Continuing Operations	$.03	$(.01)	$.13

Discontinued Operations	(.09)	(.48)	.01

Net Income (loss)	$(.06)	$(.49)	$.14

See accompanying summary of accounting policies and notes to consolidated financial statements.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Preferred Stock $.01 Par Value		Common Stock $.01 Par Value		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)
.
Balance, April 28, 2002	—	—	$7,060,170	$70,602	$10,922,63	$(9,222,877)	25,000	$(24,692)	$1,745,669
Net income for the year	—	—	—	—	—	992,889	—	—	992,889
Balance, April 27, 2003	—	—	7,060,170	70,602	10,922,63	(8,229,988)	25,000	(24,692)	2,738,558
Issuance of warrants in exchange for bank waiver	—	—	—	—	29,999	—	—	—	29,999
Net loss for the year	—	—	—	—	—	(3,437,278)	—	—	(3,437,278)
Balance, April 25, 2004			7,060,170	70,602	10,952,635	(11,667,266)	25,000	(24,692)	(668,721)
Issuance of warrants	—	—	—	—	7,761	—	—	—	7,761
Issuance of Preferred Stock net of issuance costs of $29,000	1,147,056	946,278	—	—	—	—	—	—	946,278
Preferred Stock Dividends	—	—	—	—	—	(20,583)	—	—	(20,583)
Net loss for the year	—	—	—	—	—	(428,715)	—	—	(428,715)
Balance, April 24, 2005	1,147,056	$946,278	7,060,170	$70,062	$10,960,396	$(12,116,564)	25,000	$(24,692)	$(163,980)

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

Years ended	April 24, 2005	April 25, 2004	April 27, 2003
Cash flows from operating activities:
Income (loss) from operations (Note 11)	$199,737	$(101,537)	$952,867
Income (loss) from discontinued operations	(628,452)	(3,335,741)	40,022
Net Income (loss)	(428,715)	(3,437,278)	992,889
Adjustments to reconcile net income
(loss) to net cash provided by operating activities:
Depreciation and amortization	1,102,927	1,231,399	1,056,889
Litigation and settlement credits	(98,259)	(246,228)	(443,445)
Warrants in consideration of loan agreement	7,761	29,999	—
Charge for asset impairment	—	2,162,584	—
Changes in operating assets and liabilities:
Accounts receivable	29,544	(32,852)	(13,283)
Inventories	139,595	(194,880)	5,658
Prepaid expenses and other	32,774	(29,693)	(46,421)
Other assets	(20,330)	(18,429)	(59,760)
Accounts payable	(276,824)	478,399	(225,649)
Accrued expenses	314,034	96,960	(120,432)
Deferred rent	(134,263)	105,198	19,446
Other long-term liabilities	(17,711)	(9,454)	(27,883)

Net cash provided by operating activities	650,533	135,725	1,138,009
Cash flows from investing activities
Capital expenditures	(801,883)	(3,040,138)	(402,199)
Proceeds from sale of assets	552,332	—	—

Net cash used for investing activities	(249,551)	(3,040,138)	(402,199)
Cash flows from financing activities:
Repayments of long-term debt	(3,383,158)	(384,348)	(1,064,509)
Repayments of capital lease obligations	(222,535)	(195,366)	(364,178)
Repayments of stockholder loans	(6,114)	(5,820)	(5,533)
Repayments of subordinated convertible debentures	—	—	(50,000)
Proceeds from preferred stock net of Issuance costs of $29,000	946,278	—	—

Proceeds from issuance of long-term debt	2,300,000	3,035,000	922,305

Net cash provided by (used for) financing activities	(365,529)	2,449,466	(561,915)
Net increase (decrease) in cash and cash equivalents	35,453	(454,947)	173,895
Cash and cash equivalents, beginning of year	651,754	1,106,701	932,806

Cash and cash equivalents, end of year	$687,207	$651,754	$1,106,701

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.
and Subsidiaries

Summary of Accounting Policies

Nature of Business and Basis of Presentation (see also Note 1)

The Company is engaged in the restaurant business. As of April 24, 2005, the Company operated thirteen pizza restaurants and four casual Italian dining restaurants. As of April 25, 2004, the Company operated thirteen pizza restaurants and five casual Italian dining restaurants. As of April 27, 2003 the Company operated twelve pizza restaurants and four casual Italian dining restaurants.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year	The Company’s fiscal year ends on the last Sunday in April. Fiscal years 2005, 2004 and 2003 included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. As of April 24, 2005 and April 25, 2004, cash equivalents were not material.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the improvements or the length of the related lease excluding renewal option periods, which ever is shorter.

Other Assets

Deferred Financing Costs	Costs incurred in connection with obtaining financing are amortized over the terms of the related debt.

Lease Acquisition Rights	Costs incurred in connection with the purchases of leases are being amortized over the shorter of the term of the leases or the expected benefit periods.

Goodwill	Goodwill resulting from the excess of cost over the fair value of net assets acquired is being tested for impairment in accordance with the guidelines in SFAS No. 142.

Revenue Recognition

Restaurant Sales	Substantially all restaurant sales represent retail sales to the general public through Company-owned restaurants. Such amounts are recognized as revenue at the point of sale.

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

Advertising Costs	Advertising costs are expensed when incurred. Advertising expense amounted to approximately $411,000, $507,000, and $380,000 in 2005, 2004 and 2003, respectively.

Pre-Opening Costs

All nonrecurring costs, such as recruiting, training pre-opening rent and other initial direct administrative expenses associated with the opening of new restaurant locations, are expensed as incurred.

Taxes on Income

The Company accounts for income taxes under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in income in the period that includes the enactment date of the tax rate change. Realizability of deferred tax assets is assessed and if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.

Stock Options

The Company accounts for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Accordingly, the Company has recognized no compensation cost for its stock option plans. The Company issues stock options with exercise prices equal to or above the prevailing market rate on the grant date and specifically at a 110% of market rate to holders of 10% or more of common stock. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 which require the prominent disclosure of the effects of fair value accounting on earnings and earnings per share of common stock on a pro forma basis.

Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below along with the additional disclosures required by SFAS No. 148 are as follows:

Years ended April	2005	2004	2003
Net Income (loss)	$(428,715)	$(3,437,278)	$(992,889
Less: dividends	(20,853)	—	—
Net income (loss) available to common stockholders as reported	(449,298)	(3,437,278)	992,889

Deduct:
Total stock-based compensation expense determined under fair value based method	201,330	11,429	53,853

Net income (loss) available to common stockholders-pro forma	$(650,628)	$(3,448,707)	$939,036

Basic and diluted earnings per share:
As reported	(.06)	$(.49)	$0.14
Pro forma	(.09)	$(.49)	$0.13

Net Income (Loss) Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128 (“SFAS No. 128’), “Earnings per Share.” Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

Long-Lived Assets

The Company follows Statement of Financial Accounting Standards No 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets To Be Disposed Of”, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. However, it retains the requirement of ABP 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. In fiscal 2005 the Company discontinued certain of its restaurant locations (see Note 13).

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In fiscal 2004, the Company recorded an impairment charge of approximately $2.2 million related to the write-down of certain long-lived assets.

New Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123, Share Based Payment, or SFAS No. 123R. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective for the Company at the beginning of fiscal year 2007.

The adoption of SFAS No. 123R is expected to have a significant impact on the Company’s financial statements. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share—based awards granted in future periods.

In November 2004, the FASB, issued SFAS No. 151, Inventory Costs, An Amendment of ARB. No. 43, Chapter 4. SFAS N0. 151 clarifies that abnormal amount of idle facility expense, freight, handling costs and waste materials should be recognized as current period charges in all circumstances. We are required to adopt SFAS No. 151 on May 1, 2006. We do not expect the adoptions of SFAS No. 151 to have a material impact on our financial position, results of operations or cash flows.

Boston Restaurant Associates, Inc.

and Subsidiaries

Notes to Consolidated Financial Statement

1.	Inventories	Inventories consist of the following:

	April 24, 2005	April 25, 2004

Food, beverages, and liquor	$204,291	$222,984
Paper goods and supplies	256,454	255,540

Total	$460,745	$478,524

2.	Other Assets, Net	Other assets net, consist of the following:

	April 24, 2005	April 25 2004
Deposits and other	$222,955	$247,362
Lease acquisition rights	290,700	290,700
Deferred financing costs	398,436	346,882
	912,091	884,944

Less: accumulated amortization	468,596	421,674

Other assets, net	$443,495	$463,270

3.	Goodwill

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

As of April 29, 2002, the Company’s goodwill of $453,643 was associated with the acquisition of Capucino’s, Inc. in 1994. No adjustment to the $453,643 balance of goodwill was deemed necessary through April 24, 2005.

4.	Accrued Expenses	Accrued expenses consist of the following:

	April 24, 2005	April 25, 2004

Professional fees	$183,954	$187,935
Compensation	688,289	663,299
Interest	132,961	150,421
Accrued rent	48,979	24,992
Accrued dividends	20,583	—
Gift certificates	177,163	158,638
Other	271,725	135,316

Taxes other than income taxes	83,017	76,329

Total	$1,606,671	$1,396,930

5.	Credit Facility and Long-Term Debt

On April 21, 2005 the Company refinanced its debt with Commerce Bank and Trust Company and a new $2,300,000 Credit Facility was established. This Credit Facility consists of a $1,500,000 4 year term note bearing interest at the bank base rate plus 2% and an $800,000 mortgage in favor of Commerce Bank and Trust Company at a fixed rate of 7%. The mortgage has a twenty year amortization schedule with a complete payment of principal due at the end of five years. All borrowing under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.

On April 30, 2002, the Company entered into a $3,500,000 credit facility with Commerce Bank and Trust Company. The credit facility permitted the Company to borrow amounts to pay the costs for new restaurant openings and repay over a fixed term of either four or five years. Each borrowing under the then existing credit facility bore interest at the bank’s base rate plus 1.75% until the conversion date, subject to an annual adjustment to the bank’s then current base rate plus 2.0%.

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

During the first quarter of fiscal 2004 the Company borrowed $2,500,000 under the facility for the capital expenses associated with the construction of Polcari’s North End in Cambridge, Massachusetts, at an interest rate of 6% adjusted to 7% in February 13, 2004. Long-term debt consists of the following:

	April 24, 2005	April 25, 2004
Note payable to a bank bearing interest at 7.75% (subject to adjustments to the bank’s base rate plus 2%) representing $1,500,000 borrowings, payable in aggregate monthly installments of principal and interest of $36,525 through April, 2009	$1,500,000	$—

Mortgage in favor of Commerce Bank and Trust Company, bearing interest at 7%, representing borrowing against the Company’s property in Boston’s North End payable in aggregate monthly installments of principal and interest of $6,253 through April, 2010 with the then outstanding principal due in April, 2010	800,000	—

Notes payable to a bank bearing interest at 7.25% (subject to adjustment each year to the bank’s base rate plus 2%), representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $22,108 through April 2006. Notes refinanced in 2005	—	509,471

Notes payable to a bank bearing interest at 7.00%, (subject to adjustment each year to the bank’s base rate plus 2% representing borrowings against the Company’s revolving credit facility, payable in aggregate monthly installments of $54,187 through June 2008. Notes refinanced in 2005.	—	2,338,687

Notes payable to a bank bearing interest at 6.75% (subject to adjustment at the conversion date of the note to the bank’s base rate plus 2%) representing borrowings against the Company’s revolving credit facility, payable of interest only payments until August 13, 2004 and then in monthly installments of $10,767 through February, 2009. Note refinanced in 2005.	—	$535,000

Total	2,300,000	3,383,158

Less current maturities	353,396	3,383,158
Long-term debt	$1,946,604	$—

Maturities of long-term debt are as follows:

Fiscal year ending	Amount
2006	$353,396
2007	381,620
2008	412,100
2009	440,465
2010	712,419

Total	$2,300,000

6.	Notes Payable – Stockholder

Notes payable – stockholder consists of two notes, with an aggregate principal amount of $88,850 and interest at 7.18% and 8%, payable in aggregate monthly installments of principal and interest of $810, maturing January 2017. Maturities of notes payable – stockholder are as follows:

Fiscal year ending	Amount
2006	$6,420
2007	6,736
2008	7,049
2009	7,391
2010	7,732
Thereafter	53,522

Total	$88,850

7.	Subordinated Debentures

Subordinated debentures with an outstanding balance of $1,450,000 at April 24, 2005 and April 25, 2004 consist of convertible debentures bearing interest at variable rates of 8% through December 31, 1997, 10% through December 31, 1998, 12% through December 31, 1999 and 14% through December 31, 2011, payable semi-annually and convertible into the Company’s common stock at a conversion rate of $1.25 per share. The Company has recorded interest costs related to these debentures at a straight-lined rate of 13.2%. The convertible debentures are convertible at the option of the holder, at any time, and automatically convert into shares of common stock at the conversion rate if the average bid price of the Company’s common stock for any sixty consecutive trading days is equal to or greater than $3.00. The debentures are due on December 31, 2011. A member of the Board of Directors of the Company received a fee equal to 5% of the proceeds as compensation for services in fiscal 1997 in connection with this transaction.

8.	Taxes on Income
At April 24, 2005 the Company has the following net operating loss carryforwards, subject to review by the Internal Revenue Service, available to offset future federal taxable income:

	Amount	Expiration Dates
Net operating losses purchased in a 1994 acquisition, whose use is limited.	$729,000	2005 - 2009

Net operating losses incurred before and after acquisition and available for immediate offset against taxable income.	4,210,000	2008 - 2024

Deferred tax assets are comprised of the following:

	April 24, 2005	April 25, 2004
Deferred tax assets:
Net operating loss carryforwards	$1,976,000	$1,603,000
Fixed assets	1,595,000	1,780,000

Pre-opening costs	161,000	238,000

Accruals and other reserves	50,000	117,000
Valuation allowance	(3,782,000)	(3,738,000)

Net deferred tax assets	$—	—

The Company has provided a valuation allowance equal to 100% of its total deferred tax assets in recognition of the uncertainty regarding the ultimate amount of the deferred tax assets that will be realized. Pre- opening costs have been capitalized and amortized over a five year period for tax purposes.

A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before taxes on income (loss) is as follows:

	April 24, 2005	April 25, 2004	April 27, 2003

Statutory rate	34.0%	(34.0)%	34.0%

Change in valuation allowance	(34.0)	34.0	(34.0)

Effective tax rate	—%	—%	—%

9.	Commitments and Contingencies
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

The following is an analysis of equipment held under capital leases, included in property and equipment in the accompanying consolidated balance sheets:

	April 24, 2005	April 25, 2004
Equipment	$424,761	$1,739,896
Less accumulated amortization	303,401	1,266,454

Net leased property under capital leases	$121,360	$473,442

Aggregate minimum rental requirements under capital and operating leases as of April 24, 2005, are approximately as follows:

Fiscal year ending	Capital Leases	Operating Leases
2006	$31,969	$2,850,575
2007	—	2,635,558
2008	—	2,366,075
2009	—	2,045,631
2010	—	1,434,010
Thereafter	—	2,709,400

Total minimum lease payments	31,969	$14,041,249

Amount representing interest	(817)

Present value of net minimum lease payments	31,152

Less current maturities	31,152

Long-term maturities	$—

Deferred rent liabilities of $367,206 and $351,880 as of April 24, 2005 and April 25, 2004, respectively, were recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

Rent expense under all operating leases amounted to approximately $3,079,000, $3,015,000 and, $2,810,000 during fiscal 2005, 2004 and 2003, respectively, which included contingent rent of approximately

$97,000, $60,000, and $69,000 respectively.

Franchising

In December 1997, the Company formed Boston Restaurant Associates International, Inc. (“BRAII”), a wholly-owned subsidiary, for the purpose of offering Pizzeria Regina and Polcari’s franchise opportunities both domestically and internationally. During fiscal 2005 the Company recognized approximately $269 in royalties. During fiscal 2004, the Company recognized approximately $17,000 in royalties. During fiscal 2003, the Company recognized approximately $64,000 in franchise fee revenues, $50,000 related to territory fees and $14,000 related to royalties.

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

Under the terms of the settlement agreement, commencing with the month of May 2001 and ending with the month of April 2008, Italian Ventures was entitled to receive from the Company, in exchange for any and all ownership interest held by Italian Ventures, a royalty equal to seven tenths of one percent (0.7%) of the monthly gross sales of each Polcari’s Bistro restaurant (as specifically defined therein); provided, however, that Italian Ventures would not be entitled to receive any additional royalties from the Company once the total of all royalties paid to Italian Ventures by the Company on a cumulative basis during the seven year period equaled $1,700,000. The settlement payments do not reflect any transfer of rights from Italian Ventures to the Company nor did the Company derive or receive any on-going benefit to its operations as a result of the settlement. The Company determined that a loss had been incurred in settlement of litigation.

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

During fiscal 2005, the Company made royalty payments of approximately $49,000 and recorded interest expense of approximately $15,000 related to the amortization of the discount to present value. In the fourth quarter of fiscal 2005, the Company reviewed the estimate of future royalties based upon the sale of a bistro in Hyannis. As a result, the accrual related to the settlement liability was reduced by approximately $98,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures. The $98,000 reduction in the settlement liability is recorded as income in the consolidated statements of operations for fiscal 2005. During fiscal 2004, the Company made royalty payments of approximately $48,000 and recorded interest expense of $28,000 related to the amortization of the discount to present value. The Company also reduced the settlement reserve by approximately $246,000 based on a revised expansion plan which is recorded in the consolidated statement of operations in fiscal 2004. The Company also reduced the settlement reserve by approximately $443,000 based on a revised expansion plan which was recorded in the consolidated statement of operations in fiscal 2003.

Legal Matters

On June 15, 2004 a Charge of Discrimination was filed by certain of the Company’s personnel with the Massachusetts Commission Against Discrimination and with the Equal Opportunity Commission. The charge was withdrawn on October 20, 2004 from both agencies and the parties have settled the complaint. The settlement did not materially adversely affect the Company.

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Interest Rate Risk

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Credit Facility bear interest at a variable rate based on the bank’s prime rate. A 100 basis point change in the Credit Facility interest rate (approximately 7.75% at April 24, 2005) would cause the interest expense for fiscal 2005 to change by approximately $15,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at April 24, 2005. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions covenant compliance and other factors.

Our other outstanding long-term debt bears fixed rates of interest. The Company believes there is no material exposure to a market interest rate risk that could affect future results of operations or financial conditions.

Commodity Price Risk

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

10.	Stockholders’ Equity (Deficit) Series A
Preferred Stock

On January 20, 2005, the Company sold 1,147,056 shares of its Series A Preferred Stock, $.01 par value per share, to 11 accredited investors in a private transaction pursuant to subscription agreements between each such investor and the Company. Each share of Series A Preferred Stock may be converted at any time at the option of the holder of such share into one share of its Common Stock, $.01 par value per share at a conversion price of $.85 and pays an 8% annual dividend payable quarterly. The investors paid $0.85 per share, for aggregate gross proceeds of $975,000 and shall have the right to vote in all matters, the number of votes equal at any time to the number of shares of Common Stock to which Series A Preferred Stock would be convertible at the then applicable conversion price. The holder of Series A Preferred Stock, prior to any distribution to holders of Common Stock, shall be entitled to receive pro rata a preferential amount equal to $0.85 per share of Series A Preferred Stock held by them plus all accrued but unpaid dividends. Directors of the Company own 147,058 shares of this stock.

The Company agreed pursuant to a rights agreement between the Company and the investors to (i) register the resale of the shares of Common Stock issuable upon the conversion of the shares of Series A Preferred Stock upon demand of a sufficient number of the holders of the Series A Preferred Stock and (ii) include such shares of Common Stock in any registration statement for the benefit of the Company or any third party upon request of a sufficient number of the holders of the Series A Preferred Stock.

The Company sold the shares of Series A Preferred Stock pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Stock Options and Warrants
In September 2002, the Company’s stockholders approved the 2002 Combination Stock Option and Share Award Plan.

The 2002 Combination Plan provides for the granting of incentive stock options intended to qualify under the requirements of the Internal Revenue Code and options not qualified as incentive stock options. Incentive stock options may only be granted to employees of the Company. Non-employees contributing to the success of the Company are eligible to receive non-qualified stock options. The 2002 Combination Plan is administered by a committee designated by the Board of Directors. Options under the 2002 Combination Plan may not be granted after September 19, 2012 and the exercise price shall be at least equal to the fair market value of the common stock at the grant date.

Incentive stock options may be granted to holders of more than 10% of the Company’s common stock at an exercise price of at least 110% of the fair market value of the Company’s common stock at the grant date. The terms of the options granted are to be determined by the committee, but in no event shall the term of any incentive stock option extend beyond three months after the time a participant ceases to be an employee of the Company. No options may be exercised more than five years after the date of the grant for 10% stockholders, or ten years after the date of grant for all other participants. A total of 500,000 shares of common stock have been reserved for issuance under the 2002 Combination Plan of which, none are available for future grants.

Changes in options outstanding under the 2002 Plan, options issued in connection with the guarantees of certain leases and debt by the Company’s President and Treasurer, and options issued under prior plans are summarized as follows:

	Shares	Weighted- Average Exercise Price

Balance, April 28, 2002	862,146	$1.08
Granted	60,000	0.62
Expired	(148,346)	1.36
Balance, April 27, 2003	773,800	$1.00
Granted	100,000	0.70
Expired	—	—
Balance, April 25, 2004	873,800	$0.96
Granted	440,000.39
Expired	(39,000)	1.00
Balance, April 24, 2005	1,274,800	$.77

As of April 24, 2005, options for 1,234,800 shares were exercisable at prices ranging from $.37 to $2.38.

The following tables summarizes stock options outstanding and exercisable at April 24, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$0.37 - $1.17	1,199,800	6.0	$.71
1.24 - 1.56	40,000	2.4	1.32
1.88 - 2.38	35,000	2.0	1.95
$0.37 - $2.38	1,274,800	5.7	$.77

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price
$0.37 - $1.17	1,159,800	$.72
1.24 - 1.56	40,000	1.32
1.88 - 2.38	35,000	1.95

$0.37 - $2.38	1,234,800	$.78

In determining the pro forma amounts, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	April 24, 2005	April 25, 2004	April 27, 2003
Risk free interest rate	2.0%	1.0%	4.0%
Expected dividend yield	—	—	—
Expected lives	9.0 years	10.0 years	9.6 years
Expected volatility	75%	75%	75%
Fair value of options Granted	$0.29	$0.54	$0.50

At April 24, 2005, warrants outstanding, consist of warrants to purchase 350,000 and 150,000 shares of common stock at an exercise price of $3.00 per share, expiring December 31, 2006 and January 25, 2008, respectively, granted in consideration for brokerage services related to the issuance of convertible subordinated debentures, warrants to purchase 76,000 shares of common stock at an exercise price of $.50 per share, expiring February 13, 2010, granted in consideration of covenant waiver fees by Commerce Bank & Trust Company, and warrants to purchase 25,000 shares of common stock at an exercise price of $.70 per share, expiring August 19, 2009, granted to a spouse of a director in consideration for a short-term promissory note which was repaid in December 2004. Interest expense for this related party note was $15,000 in fiscal 2005. All warrants are exercisable except warrants issued in fiscal 2005.

The convertible subordinated debentures with an outstanding balance of $1,450,000 as of April 25, 2004 are convertible into common shares at $1.25 per share. Accordingly, 1,160,000 shares have been reserved for conversion of the subordinated debentures.

At April 24, 2005, 4,182,856 shares of common stock were reserved with respect to outstanding options, warrants, convertible debentures and convertible preferred stock.

During fiscal 2005 no warrants expired and warrants to purchase 25,000 shares of common stock at an exercise price of $0.70 per share expiring August 19, 2009 were granted to a spouse of a director in consideration for a short-term promissory note which was repaid in December 2004. These warrants were valued using the Black-Scholes option pricing model which resulted in a fair value of approximately $7,761 recorded in interest expense in the consolidated statement of operations for fiscal 2005. During fiscal 2004, no warrants expired and warrants to purchase 76,000 shares of common stock at an exercise price of $.50 per share expiring February 12, 2011 were granted in consideration of covenant waiver fees by Commerce Bank and Trust Company. During fiscal 2003, there were no warrants issued and no warrants expired.

11.	Supplemental Cash Flow Information
Cash paid for interest and income taxes is as follows:

	April 24, 2005	April 25, 2004	April 27, 2003
Interest	$508,282	$453,957	$361,340
Income taxes	$—	$—	$—

Noncash investing and financing activities are as follows:

	April 24, 2005	April 25, 2004	April 27, 2003
Cash dividends to be paid	$20,583	—	—

12.	Net Income (Loss)
Per Share of
Common Stock

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income or loss) is the same for the basic and diluted computations.

	April 24, 2005	April 25, 2004	April 27 2003
Basic shares	7,035,170	7,035,170	7,035,170
Effective of dilutive securities:
Options	58,294	—	—
Warrants	—	—	5,784
Diluted shares	7,093,464	7,035,170	7,040,954

The following table summarizes securities that were outstanding as of April 24, 2005, April 25, 2004 and April 27, 2003, but not included in the calculations of net income (loss) per share because such securities are antidilutive:

	April 24, 2005	April 25, 2004	April 27, 2003
Options	834,800	873,800	653,800

Warrants	601,000	576,000	500,000
Convertible debentures	1,160,000	1,160,000	1,160,000
Preferred Stock	1,147,056	—	—

The following table is a reconciliation of Income (loss) from continuing operations available to common stockholders for the years of April 24, 2005, April 25, 2004, and April 27, 2003.

	April 24, 2005	April 25, 2004	April 27, 2003
Income (loss) from continuing operations	$199,737	$(101,537)	$952,867
Less: Preferred dividends	(20,583)	—	—
Income (loss) from continuing operations available to common stockholders	$179,154	$(101,537)	$952,867

The following table is a reconciliation of net income (loss) available to common stockholders for the years of April 24, 2005, April 25, 2004 and April 27, 2003.

	April 24, 2005	April 25, 2004	April 27, 2003
Net Income (loss)	$(428,715)	$(3,437,278)	$992,889
Less: Preferred dividends	(20,583)	—	—
Net income (loss) available to common stockholders	$(449,298)	$(3,437,278)	$992,889

13.	Discontinued Operations

In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc. and entered into and agreement for the asset sale of Polcari’s of Cambridge, Inc, and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term. The Company received approximately $552,000 of net proceeds from the sale of Polcari’s of Hyannis, Inc. to Not Your Average Joe’s. A member of the board of directors of Boston Restaurant Associates, Inc. is also a member of the board of directors of Not Your Average Joe’s and abstained from voting and did not participate in the negotiations. The sale of Polcari’s of Cambridge, Inc. is scheduled to be completed on July 22, 2005 and the net proceeds will be recorded when the sale is completed. The accompanying financial statements have been reclassified to reflect both Polcari’s of Hyannis, Inc. and Polcari’s of Cambridge, Inc. and Pizzeria Regina at Richmond, Virginia as discontinued operations.

The following summarizes the results of operations of the discontinued operations.

Years Ended	April 24, 2005	April 25, 2004	April 27, 2003

Revenue	$3,995,006	$3,807,270	$2,844,337

Operating Expenses	4,599,761	7,123,870	2,774,893

Other (Income)/Expenses	38,912	19,141	29,422

Income (loss) from Discontinued Operations	$(643,667)	$(3,335,741)	$40,022

Discontinued operations in 2005 includes a gain of $15,215 from the disposal of Polcari’s of Hyannis, Inc.’s assets.

The discontinued operating expense for 2004 included an impairment charge of $2,162,584. In 2004 the Company reviewed the carrying value of its long-lived asset and noted that the expected future cash flows for Polcari’s in Cambridge, Massachusetts was not sufficient to recover the recorded carrying value of long-lived asset at this location. Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvement to zero and restaurant equipment to the fair market value based on the estimated residual value of the equipment which was determined to be $81,714.

Assets and liabilities of the discontinued operations are as follows:

	April 24, 2005	April 25, 2004
Accounts receivable	$29,027	$55,990
Inventory	135,570	257,386
Prepaid expenses	—	5,184
Current assets of discontinued operations	$164,597	$318,560

Deposits	$43,750	$50,564
Fixed assets	81,714	748,338
Non-current assets of discontinued operations	$125,464	$798,902

Accounts payable	$66,624	$220,038
Accrued expenses	144,711	19,835
Obligations under capital leases	—	84,848
Liabilities of discontinued operations-current	$211,335	$324,721

Deferred rent	$—	$149,589
Obligation under capital leases	—	30,690
Total liabilities of discontinued operations-non current	$—	$180,279

14.	Quarterly
Financial Data
(Unaudited)
The following table sets forth selected quarterly financial data for fiscal 2005 and 2004 :

Year ended April 24, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,385,719	$5,856,724	$5,826,725	$5,559,884
Operating income (loss)	22,281	268,394	281,878	93,898
Income (loss) from Continuing operations	(94,165)	140,708	168,454	(15,260)
Loss from discontinued Operations	(218,492)	(5,354)	(163,640)	(240,966)
Net income (loss)	(312,657)	135,354	4,814	(256,226)
Less: preferred stock dividends	—	—	—	(20,583)
Net income (loss) available to common shareholders	(312,657)	135,354	4,814	(276,809)
Earnings (loss) per common share
Basic:
Income (loss) from continuing operations	(.01)	.02	.02	—
Loss from discontinued operations	(.03)	—	(.02)	(.04)
Net Income (loss) available to common shareholders	(.04)	.02	—	(.04)
Diluted:
Income (loss) from continuing operations	(.01)	.02	.02	—
Loss from discontinued operations	(.03)	—	(.02)	(.04)
Net income (loss) available to common shareholders	(.04)	.02	—	(.04)

Year ended April 25, 2004 (reclassified)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$4,621,966	$4,982,944	$5,054,190	$4,823,886
Operating loss (income)	(145,240)	170,976	310,755	(166,458)
income (loss) from continuing operations	(17,386)	65,654	201,101	(350,906)
Loss from discontinued operations	(139,502)	(360,985)	(340,080)	(2,495,174)
Net income (loss)	(156,888)	(295,331)	(138,979)	(2,846,080)
Less: preferred stock dividends	—	—	—	—
Net income (loss) available to common shareholders	(156,888)	(295,331)	(138,979)	(2,846,080)
Earnings (loss) per common share
Basic:
Income (loss) from continuing operations	—	.01	.03	(.05)
Loss from discontinued operations	(.02)	(.05)	(.05)	(.35)
Net income (loss) available to common shareholders	(.02)	(.04)	(.02)	(.40)
Diluted:
Income (loss) from continuing operations	—	.01	.03	(.05)
Loss from discontinued operations	(.02)	(.05)	(.05)	(.35)
Net income (loss) available to common shareholders	(.02)	(.04)	(.02)	(.40)

The quarterly financial statements for year ended April 25, 2004 have been reclassified to reflect the effects for the discontinued operations (see note 13).

15.	Subsequent Events (Unaudited)

The Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts is currently a tenancy at will and the Landlord commenced a summary process on July 14, 2005 to terminate the tenancy at will. The Company intends to vigorously defend this action. Should the Company be required to vacate this space, the Company would suffer material revenue and income loss.