Form 10-Q
period 2005-07-24
BOSTON RESTAURANT ASSOCIATES INC
filed 2005-08-29
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 24, 2005.

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

Indicate the number of shares outstanding of each of the registrant classes of common stock as of the latest practical date.  Common stock $0.01 par value 7,035,170 as of August 26, 2005.

BOSTON RESTAURANT ASSOCIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 24,	April 24,
	2005	2005
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$773,534	$687,207
Accounts receivable	115,432	111,404
Inventories	504,668	460,745
Prepaid expenses and other	58,323	161,529
Current assets of discontinued operations	95,443	164,597

Total current assets	1,547,400	1,585,482

Property and equipment:
Building	512,500	512,500
Leasehold improvements	6,684,749	6,651,396
Equipment, furniture and fixtures	4,578,080	4,567,460

	11,775,329	11,731,356

Less accumulated depreciation and amortization	7,820,987	7,598,139

Net property and equipment	3,954,342	4,133,217

Goodwill	453,643	453,643

Other assets	430,490	443,495

Noncurrent assets of discontinued operations	0	125,464

Total assets	$6,385,875	$6,741,301

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$689,085	$715,021
Accrued expenses	1,290,765	1,606,671
Current maturities:
Notes payable-stockholder	6,526	6,420
Long-term debt	360,349	353,396
Obligations under capital leases	3,695	31,152
Current liabilities of discontinued operations	124,707	211,335

Total current liabilities	2,475,127	2,923,995

Long-term obligations:
Notes payable-stockholder, less current maturities	80,748	82,430
Long-term debt, less current maturities	1,853,831	1,946,604
Obligations under capital leases, less current maturities	0	0
Subordinated debentures	1,450,000	1,450,000
Deferred rent	364,673	367,206
Other long-term liabilities	127,601	135,046
Noncurrent liabilities of discontinued operations	0	0

Total liabilities	6,351,980	6,905,281

Commitments and contingencies

Stockholders’ equity(deficit) :
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,147,056 shares issued	946,278	946,278
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital - common	10,960,396	10,960,396
Accumulated deficit	(11,918,689)	(12,116,564)

Total	58,587	(139,288)
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity(deficit)	33,895	(163,980)

Total liabilities and stockholders’ equity(deficit)	$6,385,875	$6,741,301

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended
	July 24,	July 25,
	2005	2004

Revenues:
Restaurant sales	$5,736,842	$5,385,450
Franchise fees	0	269

Total revenues	5,736,842	5,385,719

Costs and expenses:
Cost of food, beverages and liquor	1,105,941	1,172,575
Payroll	1,652,659	1,567,639
Other operating expenses	1,867,298	1,687,480
General and administrative	643,683	616,393
Depreciation and amortization	231,845	229,354
Pre-opening costs	0	89,954

Total costs and expenses	5,501,426	5,363,395

Operating Income	235,416	22,324

Other income	1,953	2,505
Interest income	2,418	95
Interest expense	(95,729)	(119,089)

Income (Loss) from continuing operations before discontinued operations	144,058	(94,165)

Discontinued operations :
Income (Loss) from operations	(58,468)	(218,492)
Gain (Loss) from disposal of discontinued operations	132,004	0

Income (Loss) from discontinued operations	73,536	(218,492)

Net Income (Loss)	217,594	(312,657)

Less: preferred stock dividends	(19,719)	0

Income (Loss) available to common shareholders	$197,875	$(312,657)

Income (Loss) per share of common stock (Basic and Diluted)

Continuing Operations	$0.02	$(0.01)

Discontinued Operations	$0.01	$(0.03)

Net Income (Loss)	$0.03	$(0.04)

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,125,068	7,035,170

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirteen Weeks Ended
	July 24,	July 25,
	2005	2004

Net cash provided by operating activities	$163,439	$409,937

Cash flows from investing activities:
Capital expenditures	(43,973)	(474,072)
Proceeds from sale of assets	81,714	0

Net cash provided by (used for) investing activities	37,741	(474,072)

Cash flows from financing activities:
Repayments of long-term debt	(85,820)	(180,088)
Repayments of capital lease obligations	(27,457)	(45,550)
Repayments of stockholder loans	(1,576)	(1,500)

Net cash used for financing activities	(114,853)	(227,138)

Net increase (decrease) in cash and cash equivalents	86,327	(291,273)

Cash and cash equivalents at beginning of period	687,207	651,754

Cash and cash equivalents at end of period	$773,534	$360,481

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 24, 2005

(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period ended July 24, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 24, 2005.  The balance sheet at April 24, 2005 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2006 period reflect the consolidated operations and cash flow of three casual dining Italian restaurants and thirteen Pizzeria Reginas for the 13 weeks and fiscal 2005 periods reflect the consolidated operations and cash flow of three casual dining Italian restaurant and twelve Pizzeria Regina restaurants for the entire period and one Pizzeria Regina for 2 days.

In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc.  and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term.  The sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005.  The accompanying financial statements have been reclassified to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc. and Pizzeria Regina at Richmond, Virginia as discontinued operations.

2.  NET INCOME (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator, net income (loss), is the same for the basic and diluted computations.

	Thirteen weeks ended
	July 24, 2005	July 25, 2004

Basic Shares	7,035,170	7,035,170

Effect of Dilutive Securities:

Options	89,898	0
Diluted Shares	7,125,068	7,035,170

The following table summarizes securities that were outstanding as of July 24, 2005 and July 25, 2004, but not included in the calculation of net income (loss) per share because such securities are anti-dilutive:

	Thirteen weeks ended
	July 24, 2005	July 25, 2004

Options	737,410	834,800

Warrants	601,000	576,000

Convertible Debentures	1,160,000	1,160,000

Convertible Preferred Stock	1,147,056	—

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

  Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below along with the additional disclosures required by SFAS No. 148 as follows:

	Thirteen Weeks Ending	Thirteen Weeks Ending
	July 24, 2005	July 25, 2004

Net income (loss)	$217,594	$(312,657)
Less dividends	(19,719)	-0-
Net income (loss) available to Common Stockholders as reported	197,785	(312,657)
Add:
Stock-based employee compensation expense included in reported net income (loss,) net of tax	—	—
Deduct:
Total stock-based compensation expense determined under fair value based method	(3,709)	(20,369)
Net loss – pro forma	$194,166	$(333,026)
Basic and diluted loss per share:
As reported	$.03	$(.04)
Pro forma	$.03	$(.05)

3.                                       CONTINGENCY

The Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts is currently operating under a tenancy at will and the Landlord commenced a summary process on July 14, 2005 to terminate the tenancy at will.  The Company intends to vigorously defend this action however, the outcome is uncertain.  Should the Company be required to vacate this space, the Company would suffer material revenue and income loss.

4.                                       NEW ACCOUNTING PRONOUNCEMENTS

None

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company’s restaurant sales in the most recent quarter were $5,737,000 compared to sales of $5,385,000 in the first quarter of fiscal 2005, an increase of 6.5%.  The Company’s management believes that the increase in revenue is primarily attributable to the opening of the new Pizzeria Regina at the South Station in Boston, Massachusetts in July 2004 and an increase in same store sales. The Company had a net income for the first quarter of fiscal 2006 of $218,000, compared to a net loss of $313,000 for the same quarter of fiscal 2005.  The Company’s management believes that the increase in profit is the result of the gain on the sale of Polcari’s of Cambridge, Inc. and the contribution of the two additional Pizzeria Regina’s opened in the spring and summer of last year.

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

The Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts is currently operating under a tenancy at will and the Landlord commenced a summary process on July 14, 2005 to terminate the tenancy at will.  The Company intends to vigorously defend this action.  Should the Company be required to vacate this space, the Company would suffer material revenue and income loss.

In the fiscal 2006 period, there were 16 units in operation for the entire period, and in the fiscal 2005 period there were 15 units in operation for the entire period and one Pizzeria Regina in operations for two days.   The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	July 24, 2005	July 25, 2004
(1)
Revenues:
Restaurant sales	100%	100%
Other	—	—

Total revenues	100%	100%

Costs and expenses:
Cost of food, beverages and liquor	19.3	21.8
Other operating expenses- payroll	28.9	29.1
Other operating expenses exclusive of payroll	32.5	31.3
General and administrative	11.2	11.4
Depreciation and amortization	4.0	4.3
Pre-opening costs	—	1.7
Operating income (loss)	4.1	.4
Interest expense, net	(1.6)	(2.2)
Other income	—	—
Income (loss) from continuing operations before discontinued operations	2.5	(1.8)
Income (loss) from discontinued operations	1.3	(4.0)
Net Income (loss)	3.8%	(5.8)%

(1)  In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc. and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term.  The sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005.  The financial statements included with this report have been reclassified to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc., and Pizzeria Regina at Richmond, Virginia as discontinued operations.

Thirteen Weeks Ended July 24, 2005 as Compared to Thirteen Weeks ended July 25, 2004

Restaurant Sales

Restaurant sales in the most recent quarter were $5,737,000 compared to restaurant sales in the prior year’s period of $5,386,000.  The Company’s management believes that the increase in revenue is primarily attributable to the Pizzeria Regina at the South Station in Boston, Massachusetts being open for the entire period and an increase in same store sales.  Sales volume for the restaurants open throughout both fiscal 2006 and 2005 periods increased by 1.3%

Net sales at the Company’s Pizzeria Regina restaurants increased to $3,489,000 in the current period from $3,228,000 in the prior year’s period.  The increase in restaurant sales was principally due to the Pizzeria Regina at South Station being opened for the entire period.  This increase was partially offset by a decline in same store sales of 0.6%

Net sales at the Company’s full service casual dining restaurants increased to $2,233,000 in the current period from $2,152,000 in the prior year’s period.  The increase in restaurant sales was primarily attributable to an increase in same store sales of 3.8%.

Net sales to third parties at the Company’s commissary were $15,000 in the current period compared to $6,000 in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 19% in the fiscal 2006 period compared to 22% in the fiscal 2005 period.  The decrease as a percentage of total revenues was primarily attributable to two Pizzeria Regina locations that eliminated certain food items from their menus and to a decrease in cheese costs.

The cost of food, beverage and liquor was $1,106,000 in the fiscal 2006 period compared to $1,173,000 in the fiscal 2005 period. The dollar decrease was due in part to the elimination of certain food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the current period compared to 19% in the prior year’s period.  The decrease as a percentage of restaurant sales was primarily due to the elimination of food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $549,000 in the current period compared to $605,000 in the prior year’s period.  The dollar decrease was primarily due to two Pizzeria Regina locations which eliminated food items from their menus and reduced cheese costs.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants decreased to 25% in the period compared to 26% in the prior year’s period.  The decrease as a percentage of restaurant sales was principally due to improved cost control systems and lower cheese costs.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $557,000 in the current period compared to $568,000 in the prior year’s period.  The dollar decrease was primarily due to improved cost control systems and lower cheese costs.

Other Operating Expenses

Payroll Expenses

Payroll expenses as a percentage of total revenues for all restaurants were 29% in both the fiscal 2006 and fiscal 2005 periods.

Payroll expenses were $1,653,000 in the fiscal 2006 period, compared to $1,568,000 in the fiscal 2005 period.  The dollar increase in payroll expenses was primarily due to the Pizzeria Regina at South Station in Boston, Massachusetts being open for the entire period.

Payroll expenses at the Pizzeria Regina restaurants were 25% of restaurant sales in both the current and the prior year’s period.

Payroll expenses of the Pizzeria Regina restaurants were $864,000 in the current period compared to $805,000 in the prior year’s period.  This dollar increase was primarily due to the Pizzeria Regina at South Station in Boston, Massachusetts being opened for the entire period.

Payroll expenses at the Company’s full service casual dining restaurants were 31% of restaurant sales in both the current and the prior year’s period.

Payroll expenses at the Company’s full service casual dining restaurants were $688,000 in the current period compared to $664,000 in the prior year’s period.  This dollar increase was primarily due to higher employee incentive costs.

Payroll expenses at the Company’s Commissary were $101,000 for the current period as compared to $99,000 in the prior year’s period.

Other Operating Expenses, Exclusive of Payroll

Other operating expenses, exclusive of payroll, were 33% of total revenues in the fiscal 2006 period compared to 31% in the fiscal 2005 period.  The increase as a percentage of total revenues was primarily attributable to costs associated with the Pizzeria Regina at the BurlingtonMall, Burlington, Massachusetts including legal costs.

Other operating expenses, exclusive of payroll, were $1,867,000 in the fiscal 2006 period compared to $1,687,000 in the fiscal 2005 period. The increase in operating expenses, exclusive of payroll, was primarily due to the Pizzeria Regina at South Station in Boston, Massachusetts being open for the entire period and the costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts.

Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 34% in the current period compared to 32% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to costs associated with the Pizzeria Regina at the Burlington Mall.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $1,202,000 in the current period, compared to $1,049,000 in the prior year’s period.  The dollar increase was primarily attributable to the Pizzeria Regina at South Station in Boston, Massachusetts being open for the entire period and costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts,

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 28% in both the current and the prior year’s period.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $630,000 in the current period compared to $611,000 in the prior year’s period.  The dollar increase was primarily attributable to higher energy costs and maintenance at the Company’s full service casual dining restaurants.

Other operating expenses, exclusive of payroll, also include commissary expenses which were $35,000 in the current period compared to $27,000 in the prior years period.

General and Administrative Expenses

General and administrative expenses were 11% of total revenues in both fiscal 2006 and fiscal 2005 period.

General and administrative expenses were $644,000 in the current period, compared to $616,000 in the prior year’s period.  This dollar increase was primarily attributable to higher employee incentive costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were 4% of total revenues in both the fiscal 2006 and fiscal 2005 periods.

Depreciation and amortization expense was $232,000 in the current period, compared to $229,000 in the prior year’s period.

Pre-Opening Costs

Pre-opening costs were $0 in the fiscal 2006 period compared to $90,000 in the fiscal 2005 period. The pre-opening expenses, which consists of labor, advertising, rent and training materials, related primarily to the opening of the new Pizzeria Regina at South Station in Boston, Massachusetts in July 2004.

Other Income

Other income was $2,000 in the fiscal 2006 period compared to $3,000 in the fiscal 2005 period.

Interest Expense and Interest Income

Interest expense was $96,000 in the current period as compared to $119,000 in the prior year’s period. This dollar decrease was primarily due to a decrease in interest expense under the Company’s new credit facility.

Interest income was $2,000 in the current period compared to $0 in the prior year’s period.

Discontinued Operations

In the fiscal 2006 period, the sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005.  In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc. and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term.  The Company has reclassified its financial results to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc. and Pizzeria Regina in Richmond, Virginia as discontinued operations.

The income from discontinued operations was $74,000 in the fiscal 2006 period compared to a loss of $218,000 in fiscal 2005 period. In the fiscal 2006 period the income from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts and the Pizzeria Regina restaurant in Richmond, Virginia of $58,000 and a gain of $132,000 from the disposal of certain assets of the Polcari’s North End Restaurant in Cambridge, Massachusetts.  In the fiscal 2005 period, the loss of $218,000 from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts, and the Pizzeria Regina restaurant in Richmond, Virginia.

LIQUIDITY AND CAPITAL RESOURCES

At July 24, 2005, the Company had negative net working capital of $928,000 compared to negative working capital of $1,339,000 at April 24, 2005.  During the thirteen weeks ended July 24, 2005, the Company had a net increase in cash and cash equivalents of $86,000 reflecting net cash provided by operating activities of $163,000, net cash provided by investing activities of $38,000 and net cash used for financing activities of $115,000.

Net cash provided by operating activities included income of $218,000, a decrease in inventories of $92,000, a decrease in prepaid expenses of $103,000, a decrease in other assets of $4,000, and depreciation and amortization expenses of $232,000, which were partially offset by a decrease in other long-term liabilities of $7,000, an increase in accounts receivables of $27,000, a decrease in accounts payable of $48,000, a decrease in accrued expenses of $401,000, and decrease in deferred rent of $3,000.  Net cash provided by investing activities of $38,000 included the asset sale of Polcari’s North End in Cambridge, Massachusetts partially offset by capital expenditures related to various Pizzeria Reginas and Polcari’s North End bistro restaurants and a Polcari’s North End restaurant.  Net cash used for financing activities of $115,000 consisted of net repayments of long term debt, lease obligations and stockholders loans.

At July 24, 2005, the Company had current liabilities of $2,475,000, including $689,000 of accounts payable, $1,291,000 of accrued liabilities, current maturities of long term obligations in the amount of $370,000 and current liabilities from discontinued operations of $125,000.  At July 24, 2005, the Company had long-term obligations, less current maturities, in the amount of $3,877,000, including $81,000 of notes payable to a stockholder, $1,854,000 due under its credit facility with Commerce Bank and Trust Company, $1,450,000 of convertible subordinated debentures, $365,000 of deferred rent, and $127,000 of other long-term liabilities.

On April 21, 2005 the Company refinanced its debt with Commerce Bank and Trust Company and a new $2,300,000 Credit Facility was established.  This Credit Facility consists of a $1,500,000 4 year term note bearing interest at the bank base rate plus 2% and an $800,000 mortgage in favor of Commerce bank and Trust Company at a fixed rate of 7%.  The mortgage has a twenty year amortization schedule with a complete payment of principal due at the end of five years.  All borrowing under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  At July 24, 2005 the Company was in compliance with all financial covenants.

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

NEW ACCOUNTING PRONOUNCEMENTS

None

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources ability to obtain additional financing, the timing of the Company’s new store openings and future expansion, and anticipated future cash flows from particular locations are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation:  potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the

Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will”, “except,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 2 bear interest at a variable rate based on the bank’s prime rate plus 2%. A 100 basis point change in the Credit Facility interest rate (approximately 8.25% at July 24, 2005) would cause the interest expense for fiscal 2006 to change by approximately $10,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at July 24, 2005. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions, covenant compliance and other factors.

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

ITEM 4.  Controls and Procedures

As of July 24, 2005, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed.  The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company’s disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

BOSTON RESTAURANT ASSOCIATES, INC.

Date: August 29, 2005	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and
Chief Executive Officer