Form 10-Q
period 2005-10-23
BOSTON RESTAURANT ASSOCIATES INC
filed 2005-11-23
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 23, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the registrant classes of common stock as of the latest practical date:  Common stock $0.01 par value 7,035,170 shares as of November 22, 2005.

BOSTON RESTAURANT ASSOCIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 23,	April 24,
	2005	2005
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$857,189	$687,207
Accounts receivable	133,878	111,404
Inventories	496,035	460,745
Prepaid expenses and other	138,489	161,529
Current assets of discontinued operations	0	164,597

Total current assets	1,625,591	1,585,482

Property and equipment:
Building	512,500	512,500
Leasehold improvements	6,769,259	6,651,396
Equipment, furniture and fixtures	4,649,165	4,567,460

	11,930,924	11,731,356

Less accumulated depreciation and amortization	8,043,834	7,598,139

Net property and equipment	3,887,090	4,133,217

Goodwill	453,643	453,643

Other assets	421,226	443,495

Noncurrent assets of discontinued operations	0	125,464

Total assets	$6,387,550	$6,741,301

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$753,074	$715,021
Accrued expenses	1,311,609	1,606,671
Current maturities:
Notes payable-stockholder	6,575	6,420
Long-term debt	367,237	353,396
Obligations under capital leases	0	31,152
Current liabilities of discontinued operations	6,777	211,335

Total current liabilities	2,445,272	2,923,995

Long-term obligations:
Notes payable-stockholder, less current maturities	79,104	82,430
Long-term debt, less current maturities	1,759,459	1,946,604
Obligations under capital leases, less current maturities	0	0
Subordinated debentures	1,450,000	1,450,000
Deferred rent	357,759	367,206
Other long-term liabilities	120,497	135,046
Noncurrent liabilities of discontinued operations	0	0

Total liabilities	6,212,091	6,905,281

Commitments and contingencies

Stockholders’ equity(deficit) :
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,147,056 shares issued	946,278	946,278
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital - common	10,960,396	10,960,396
Accumulated deficit	(11,777,125)	(12,116,564)

Total	200,151	(139,288)
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity(deficit)	175,459	(163,980)

Total liabilities and stockholders’ equity(deficit)	$6,387,550	$6,741,301

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 23,	October 24,	October 23,	October 24,
	2005	2004	2005	2004

Revenues:
Restaurant sales	$5,755,534	$5,856,724	$11,492,376	$11,242,174
Franchise fees	0	0	0	269

Total revenues	5,755,534	5,856,724	11,492,376	11,242,443

Costs and expenses:
Cost of food, beverages and liquor	1,108,240	1,153,719	2,214,181	2,326,294
Payroll	1,662,945	1,698,552	3,315,604	3,266,191
Other operating expenses	1,943,666	1,892,713	3,810,964	3,580,193
General and administrative	571,147	599,750	1,214,830	1,216,143
Depreciation and amortization	231,845	240,354	463,690	469,708
Pre-opening costs	0	3,242	0	93,196

Total costs and expenses	5,517,843	5,588,330	11,019,269	10,951,725

Operating Income	237,691	268,394	473,107	290,718

Other income	16,816	1,925	18,769	4,430
Interest income	4,032	716	6,450	811
Interest expense	(93,876)	(130,327)	(189,605)	(249,416)

Income (Loss) from continuing operations before discontinued operations	164,663	140,708	308,721	46,543

Discontinued operations :
Income (Loss) from operations	(3,818)	(5,354)	(62,286)	(223,846)
Gain (Loss) from disposal of discontinued operations	0	0	132,004	0

Income (Loss) from discontinued operations	(3,818)	(5,354)	69,718	(223,846)

Net Income (Loss)	160,845	135,354	378,439	(177,303)

Less: preferred stock dividends	(19,281)	0	(39,000)	0

Income (Loss) available to common shareholders	$141,564	$135,354	$339,439	($177,303)

Income (Loss) per share of common stock (Basic and Diluted)

Continuing Operations	$0.02	$0.02	$0.04	$0.00

Discontinued Operations	$0.00	$0.00	$0.01	($0.03)

Net Income (Loss)	$0.02	$0.02	$0.05	($0.03)

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,179,751	7,085,955	7,154,755	7,035,170

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-six Weeks Ended
	October 23,	October 24,
	2005	2004

Net cash provided by operating activities	$534,462	$585,262

Cash flows from investing activities:
Capital expenditures	(199,567)	(583,678)
Proceeds from sale of assets	81,714	0

Net cash used for investing activities	(117,853)	(583,678)

Cash flows from financing activities:
Repayments of long-term debt	(173,304)	(380,117)
Repayments of capital lease obligations	(31,152)	(92,671)
Repayments of stockholder loans	(3,171)	(3,020)
Proceeds from short-term borrowings	0	200,000
Payments of preferred dividends	(39,000)	0

Net cash used for financing activities	(246,627)	(275,808)

Net increase (decrease) in cash and cash equivalents	169,982	(274,224)

Cash and cash equivalents at beginning of period	687,207	651,754

Cash and cash equivalents at end of period	$857,189	$377,530

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 23, 2005

(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period and twenty-six week period ended October 23, 2005 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 24, 2005.  The balance sheet at April 24, 2005 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2006 period reflect the consolidated operations and cash flows of three casual dining Italian restaurants and, thirteen Pizzeria Regina restaurants for the entire period. For the fiscal 2005 period there were five casual dining Italian restaurants and twelve Pizzeria Regina restaurants for the entire period and one Pizzeria Regina for part of the period.

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

	Thirteen weeks ended		Twenty-six weeks ended
	October 23,	October 24,	October 23,	October 24,
	2005	2004	2005	2004

Basic Shares	7,035,170	7,035,170	7,035,170	7,035,170

Effect of Dilutive Securities:

Options	144,581	50,785	119,585	0

Diluted Shares	7,179,751	7,085,955	7,154,755	7,035,170

The following table summarizes securities that were outstanding as of October 23, 2005 and October 24, 2004, but not included in the calculation of net income (loss) per share because such securities are anti-dilutive:

	Thirteen weeks ended		Twenty-six weeks ended
	October 23,	October 24,	October 23,	October 24,
	2005	2004	2005	2004

Options	829,800	834,800	829,800	1,234,800

Warrants	601,000	601,000	601,000	601,000

Convertible Debentures	1,160,000	1,160,000	1,160,000	1,160,000

Convertible Preferred Stock	1,147,056	—	1,147,056	—

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

	Thirteen Weeks Ended		Twenty- Six Weeks Ended
	October 23, 2005	October 24, 2004	October 23, 2005	October 24, 2004

Net income (loss) as reported	$160,845	$135,354	$378,439	$(177,303)
Less:dividends	(19,281)	—	(39,000)	—
Net income (loss) available to common stockholders as reported	141,564	135,354	339,439	(177,303)
Add:
Stock-based employee compensation expense included in reported net income (loss), net of tax	—	—	—	—
Deduct:
Total stock-based Compensation expense determined under fair value based method	—	(59,003)	(3,709)	(79,372)

Net income (loss)-pro forma	$141,564	$76,351	$335,730	$(256,675)

Basic and diluted earnings per share:
As reported	$.02	$.02	$.05	$(.03)
Pro forma	$.02	$.01	$.05	$(.04)

3.             CONTINGENCY

The Company currently operates Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts and is negotiating a lease renewal for this location.

4.             NEW ACCOUNTING PRONOUNCEMENTS

None Applicable

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc. in March, 2005 and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term in November, 2004.  The sale of Polcari’s of Cambridge, Inc. was completed in fiscal 2006 on July 22, 2005.  The accompanying financial statements have been reclassified to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc. and Pizzeria Regina at Richmond, Virginia as discontinued operations.

The Company’s restaurant sales in the most recent quarter were $5,755,000 compared to sales of $5,857,000 in the second quarter of fiscal 2005, a decrease of 1.7%.  The Company believes that the decrease in revenue is primarily attributable to an increase in gas prices resulting in a decrease in discretionary spending at our full service Polcari’s restaurants.  The Company had income for the second quarter of fiscal 2006 of $161,000, compared to net income of $135,000 for the same quarter in fiscal 2005.  This increase in income is the result of increased sales from Pizzeria Regina restaurants as a percentage of total sales and lower costs of food, beverages and liquor expenses and payroll expenses at the Company’s Pizzeria Regina restaurants The key factors that affect our operating results are the impact of new store openings, comparable restaurant sales, which are driven by customer counts and check average, and our ability to manage operating expenses such as food cost, labor and benefits and other costs.  Changes in the number of restaurants in operation can increase or decrease total Company revenues and expenses, and the build out and opening of new stores can affect operating profits.  Each restaurant unit’s contribution margin will vary over the life of the restaurant.  Margins tend to be low when a restaurant is first opened until customer traffic reaches planned levels.  Margins can also deteriorate at the end of a unit’s life cycle due to a decline in customer traffic caused by a variety of factors outside the control of the Company.  These economic conditions impact both the Pizzeria Regina units and the Polcari’s North End units.

In the fiscal 2006 period, there were 16 units in operation for the entire period.  In fiscal 2005 period there were 15 units in operation for the entire period and one Pizzeria Regina restaurant for part of the period.  The following table sets forth all revenues, costs and expenses as a percentage for the periods indicated for revenue and expense items included in the consolidated statements of operations:

The Company is currently negotiating a lease renewal at the Burlington Mall, Burlington, Massachusetts and at the South Shore Plaza in Braintree, Massachusetts.

	Thirteen Weeks Ended		Twenty-six weeks Ended
	October 23,	October 24,	October 23,	October 24,
	2005	2004	2005	2004

Revenues: (1)
Restaurant sales	100%	100%	100%	100%
Other	—	—	—	—

Total revenues	100%	100%	100%	100%

Costs and expenses:
Cost of food, beverages and liquor	19.3	19.7	19.3	20.7
Other operating expenses- payroll	28.9	29.0	28.8	29.1
Other operating expenses exclusive of payroll	33.8	32.3	33.2	31.8
General and administrative	9.9	10.2	10.6	10.8
Depreciation and amortization	4.0	4.1	4.0	4.2
Pre-opening costs	—	.1	—	.8
Operating income (loss)	4.1	4.6	4.1	2.6
Interest expense, net	(1.5)	(2.2)	(1.6)	(2.2)
Other income	.3	—	.2	—
Income (loss) from continuing operations before discontinued operations	2.9	2.4	2.7	.4
Income (loss) from discontinued operations	(.1)	(.1)	.6	(2.0)
Net income (loss)	2.8%	2.3%	3.3%	(1.6)%

(1)  In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc. in March 2005 and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term in November 2004.  The sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005.  The financial statements included with this report have been reclassified to reflect Polcari’s of Hyannis, Inc. Polcari’s of Cambridge, Inc., and Pizzeria Regina at Richmond, Virginia as discontinued operations.

Thirteen Weeks Ended October 23, 2005 as Compared to Thirteen Weeks ended October 24, 2004 Restaurant Sales.

Restaurant sales in the most recent quarter were $5,756,000 compared to restaurant sales in the prior year’s period of $5,857,000.  The Company believes that the decrease in revenue was primarily attributable to an increase in gas prices resulting in a decrease in discretionary spending at our Polcari’s restaurants.  Sales volume for the restaurants open throughout both fiscal 2006 and 2005 decreased by 1.7%.

Net sales at the Company’s Pizzeria Regina restaurants increased to $3,613,000 in the current period from $3,612,000 in the prior year’s period.

Net sales at the Company’s full service casual dining restaurants decreased to $2,121,000 in the current period from $2,235,000 in the prior year’s period. This decrease in sales was primarily attributable to an increase in gas prices resulting in a decrease in discretionary spending.  Same store sales decreased 5.0% for the current period.

Net sales to third parties at the Company’s commissary were $22,000 in the current period compared to $10,000 in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 19% in the fiscal 2006 period compared to 20% in the fiscal 2005 period.  The decrease as a percentage of total revenues was primarily attributable to two pizzeria Regina locations that eliminated certain food items from their menus and to a decrease in cheese costs.

The cost of food, beverage and liquor was $1,108,000 in the current period compared to $1,154,000 in the prior year’s period. The dollar decrease was due in part to the elimination of certain food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverage and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the fiscal 2006 period compared to 17% in the fiscal 2005 period.  The decrease as a percentage of restaurant sales was primarily due to the elimination of food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $571,000 in the current period compared to $621,000 in the prior year’s period. The dollar decrease was primarily due to two Pizzeria Regina locations which eliminated food items from their menus and reduced cheese costs.

The cost of food, beverage and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 25% in the fiscal 2006 period compared to 24% in the fiscal 2005 period. The increase as a percentage of restaurant sales was principally due to increases in costs from suppliers in general.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $537,000 in the current period compared to $533,000 in the prior year’s period.  The dollar increase was primarily due to increases in costs from suppliers in general.

Other Operating Expenses

Payroll Expenses.

Payroll expenses as a percentage of total revenues for all restaurants were 29% in both the fiscal 2006 and the fiscal 2005 periods.

Payroll expenses were $1,663,000 in the current period, compared to $1,699,000 in the prior year’s period.  The dollar decrease in payroll expenses was primarily due to the eliminations of food items at two Pizzeria Regina locations which required additional personnel.

Payroll expenses at the Pizzeria Regina restaurants were 24% of restaurant sales in the current period compared to 26% of restaurant sales in the prior year’s period.  The decrease as a percentage of restaurant sales was primarily due to the elimination of food items at two Pizzeria Regina locations.

Payroll expenses of the Pizzeria Regina restaurants were $863,000 in the current period compared to $926,000 in the prior year’s period.  This dollar decrease was primarily due to the reduction in personnel at two Pizzeria Regina due to the elimination of food items from their menus.

Payroll expenses at the Company’s full service casual dining restaurants were 32% of restaurant sales in the current period compared to 30% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to higher employee incentive costs.

Payroll expenses at the Company’s full service casual dining restaurants were $685,000 in the current period compared to $668,000 in the prior year’s period.  This dollar increase was primarily due to higher employee incentive costs.

Payroll expenses at the Company’s Commissary were $115,000 for the fiscal 2006 period as compared to $105,000 in the fiscal 2005 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses exclusive of payroll were 34% of total revenues in the fiscal 2006 period compared to 32% in the fiscal 2005 period. The increase as a percentage of total revenues was primarily attributable to legal costs associated with the Pizzeria Regina at Burlington Mall, Burlington, Massachusetts relating to the renegotiation and extension of the Company’s lease there.

Other operating expenses, exclusive of payroll, were $1,944,000 in the current period compared to $1,893,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, was primarily attributable to legal costs associated with the Pizzeria Regina at Burlington, Mall.

Other operating expenses exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 35% in the current period compared to 33% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily due to legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $1,271,000 in the current period, compared to $1,205,000 in the prior year’s period.  This dollar increase is primarily due to the legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts.

Other operating expenses exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 30% in the current period compared to 29% in the prior years period.  The increase as a percentage of restaurant sales was primarily attributable to lower revenues.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $642,000 in the current period compared to $656,000 in the prior year’s period. The dollar decrease was primarily attributable a decrease in promotions at the Polcari’s bistro in Salem, New Hampshire.

Other operating expenses also include commissary expenses, which were $31,000 for the fiscal 2006 period as compared to $32,000 in the fiscal 2005 period.

General and Administrative Expenses.

General and administrative expenses were 10% of total revenues in both fiscal 2006 and fiscal 2005 periods.

General and administrative expenses were $571,000 in the current period compared to $600,000 in the prior year’s period.

Depreciation and Amortization Expenses.

Depreciation and amortization expenses were 4% of total revenues in both fiscal 2006 and fiscal 2005 periods.

 Depreciation and amortization expense was $232,000 in the current period compared to $240,000 in the prior year’s period.

Pre-Opening Costs

Pre-opening costs consisting primarily of labor, rent and training materials for the current period were $0 compared to $3,000 in the prior year’s period.

Other Income

Other income was $17,000 in the current fiscal period compared to $2,000 in the prior year’s fiscal period.  The increase in other income was primarily due to a business interruption insurance reimbursement for the Pizzeria Regina restaurant in Paramus, New Jersey.

Interest Expense and Interest Income.

Interest expense was $94,000 in the current period as compared to $130,000 in the prior year’s period. This dollar decrease was primarily due to a restructuring of the Company’s credit facility.

Interest income was $4,000 in the fiscal 2006 period compared to $1,000 in the fiscal 2005 period.

Discontinued Operations

In the fiscal 2006 period, the sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005.  In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc. in March 2005 and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term in November.  The Company has reclassified its financial results to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc. and Pizzeria Regina in Richmond, Virginia as discontinued operations.

The loss from discontinued operations was $4,000 in the fiscal 2006 period compared to a loss of $5,000 in fiscal 2005 period. In the fiscal 2006 period the loss from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, and the Polcari’s North End restaurant in Cambridge, Massachusetts. In the fiscal 2005 period, the loss of $5,000 from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts, and the Pizzeria Regina restaurant in Richmond, Virginia.

Twenty-six weeks Ended October 23, 2005

Restaurant sales for the twenty-six weeks ended October 23, 2005 were $11,492,000 compared to restaurant sales in the prior year’s period of $11,242,000.  The increase in revenue was primarily attributable to the Pizzeria Regina at South Station in Boston, Massachusetts operating for the entire period, partially offset by an increase in gas prices resulting in a decrease in discretionary spending at our Polcari’s restaurants.  Sales volume for the restaurants open throughout both fiscal 2006 and 2005 periods increased by .4%

Net sales at the Company’s Pizzeria Regina restaurants increased to $7,102,000 in the current twenty- six week period from $6,840,000 in the prior year’s period.  The increase in restaurant sales was principally due to the Pizzeria Regina at South Station being opened for the entire period.  The same store sales for the Pizzeria Regina restaurants increased .9% in the current period.

Net sales at the Company’s full service casual dining restaurants decreased to $4,355,000 in the twenty-six week current period from $4,388,000 in the prior year’s period.  This decrease was primarily attributable to an increase in gas prices resulting in a decrease in discretionary spending.  The same store sales for the full service casual dining restaurants decreased .8% in the current period.

Net sales at the Company’s commissary were $35,000 in the current period compared to $14,000 in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages, liquor as a percentage of total revenues for all restaurants was 19% in the current period compared to 21% in the prior year’s period.  The decrease as a percentage of total revenues was primarily attributable to the elimination of food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverage and liquor was $2,214,000 in the current twenty-six week period compared to $2,326,000 in the prior year’s period. The dollar decrease was due in part to two Pizzeria Regina locations that eliminated certain food items from their menus and to a decrease in cheese costs.

The cost as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the fiscal 2006 period compared to 18% in the fiscal 2005 period.  The decrease as a percentage of restaurant sales was principally due to the elimination of food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $1,121,000 in the current period compared to $1,231,000 in the prior year’s period.  The dollar decrease was due to two Pizzeria Regina locations that eliminated certain food items from their menus and to a decrease in cheese costs.

The cost as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 25% in both the fiscal 2006 and the fiscal 2005 periods.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $1,093,000 in the current twenty-six week period compared to $1,095,000 in the prior year’s period.

Other Operating Expenses

Payroll Expenses.

Payroll expenses as a percentage of the total revenues for all restaurants were 29% in both fiscal 2006 and fiscal 2005 periods.

Payroll expenses were $3,316,000 in the current period, compared to $3,266,000 in the prior year’s twenty-six week period.  The dollar increase in payroll expenses was primarily due to the Pizzeria Regina at South Station in Boston, Massachusetts being open for the entire period.

Payroll expenses at the Pizzeria Regina restaurants were 24% of restaurant sales in the current period compared to 25% in the prior year’s period.  The decrease as a percentage of restaurant sales was primarily due to the reduction in personnel at two Pizzeria Regina restaurants due to the elimination of food items from their menus.

Payroll expenses of the Pizzeria Regina restaurants were $1,727,000 in the current twenty-six week period compared to $1,731,000 in the prior year’s period.  This dollar decrease was primarily due to the elimination of food items at two Pizzeria Regina locations.

Payroll expenses as a percentage of restaurant sales at the Company’s full service casual dining restaurants were 32% of restaurant sales in the current period compared to 30% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to higher employee incentive costs.

Payroll expenses at the Company’s full service casual dining restaurants were $1,373,000 in the current twenty-six week period compared to $1,332,000 in the prior year’s period.  This dollar increase was primarily due to higher employee incentive costs.

 Payroll expenses at the Company’s Commissary were $216,000 for the fiscal 2006 period as compared to $203,000 in the fiscal 2005 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 33% of total revenues in the fiscal 2006 period compared to 32% in the fiscal 2005 period.  The increase as a percentage of total revenues was primarily attributable to legal costs associated with the Pizzeria Regina at Burlington Mall, Burlington, Massachusetts relating to the renegotiation and extension of the Company’s lease there.

Other operating expenses, exclusive of payroll, were $3,811,000 in the current twenty-six week period compared to $3,580,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the Pizzeria Regina at South Station in Boston, Massachusetts being open for the entire period and to legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts.

Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 35% in the current period compared to 33% in the prior year’s period.  The increase as a percentage of sales was primarily attributable to the Pizzeria Regina at South Station being open for the entire period and legal costs associated with the Pizzeria Regina at Burlington Mall, Burlington, Massachusetts .

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $2,473,000 in the current twenty-six week period, compared to $2,254,000 in the prior year’s period.  This dollar increase is primarily due to the addition of a new Pizzeria Regina restaurant at South Station operating for the entire period and legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 29% in both the current and in the prior year’s period.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $1,272,000 in the current twenty-six week period compared to $1,268,000 in the prior year’s period.

Other operating expenses also include commissary expenses, which were $66,000 in fiscal 2006 period compared to $58,000 in fiscal 2005 period.

General and Administrative Expenses.

General and Administrative expenses were 11% of total revenues in both fiscal 2006 period and fiscal 2005 period.

General and administrative expenses were $1,215,000 in the current period, compared to $1,216,000 in the prior year’s period.

Depreciation and Amortization Expenses.

Depreciation and amortization expense were 4% of total revenues in both fiscal 2006 and fiscal 2005 periods.

Depreciation and amortization expense was $464,000 in the current period, compared to $470,000 in the prior year’s period.

Pre-Opening Costs

Pre-opening costs for the current period were $0 in the fiscal 2006 period compared to $93,000 in the fiscal 2005 period.  These costs which consist of labor, rent and training materials are attributable to the opening of the new Pizzeria Regina restaurant at South Station in Boston, Massachusetts in the fiscal 2005 period.

Other Income

Other income was $19,000 in the current period compared to $4,000 in the prior year’s period.  The increase was primarily due to an insurance reimbursement for the Pizzeria Regina restaurant in Paramus, New Jersey.

Interest Expense and Interest Income.

Interest expense was $190,000 in the current period as compared to $249,000 in the prior year’s period. This dollar decrease was primarily due to a restructuring of the Company’s credit facility.

Interest income was $6,000 in the current period compared to $1,000 in the prior year’s period.

Discontinued Operations

In the fiscal 2006 period, the sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005.  In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc.in March,2005 and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease termiin Nvember, 2004.  The Company has reclassified its financial results to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc. and Pizzeria Regina in Richmond, Virginia as discontinued operations.

The income from discontinued operations was $70,000 in the fiscal 2006 period compared to a loss of $224,000 in fiscal 2005 period. In the fiscal 2006 period the income from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts and a gain of $132,000 from the disposal of certain assets of the Polcari’s North End Restaurant in Cambridge, Massachusetts.  In the fiscal 2005 period, the loss of $218,000 from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts, and the Pizzeria Regina restaurant in Richmond, Virginia.

LIQUIDITY AND CAPITAL RESOURCES

At October 23, 2005, the Company had negative net working capital of $820,000 compared to negative net working capital of $1,339,000 at April 24, 2005.  It is common for companies in the restaurant industry to operate with net working capital deficits.  We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. During the twenty-six weeks ended October 23, 2005, the Company had a net increase in cash and cash equivalents of  $170,000, reflecting net cash provided by operating activities of $534,000, net cash used for investing activities of $118,000 and net cash used for financing activities of $246,000.

Net cash provided by operating activities included income of $378,000, a decrease in inventories of $100,000, a decrease in accounts receivables of $7,000, a decrease in prepaid expenses of $23,000, a decrease in other assets of $48,000, and depreciation and amortization expense of $464,000 which were partially offset by a decrease in accounts payable of $22,000, a decrease in deferred rent of $9,000, a decrease in other long-term liabilities of $15,000 and a decrease in accrued expenses of $440,000.  Net cash used for investing activities includes capital expenditures of $200,000 related to Polcari’s North End restaurant, Polcari’s North End bistro restaurants and various Pizzeria Regina restaurants partially offset by the asset sale of Polcari’s North End in Cambridge, Massachusetts of $82,000.  Net cash used for financing activities of $247,000 consisted of repayments of long term debt, lease obligations, stockholders loans and payments of preferred dividends.

At October 23, 2005, the Company had current liabilities of $2,445,000, including $753,000 of accounts payable, $1,312,000 of accrued liabilities, current maturities of long term obligations in the amount of $374,000 and current liabilities from discontinued operations of $6,000.  At October 23, 2005, the Company had long-term obligations, less current maturities, in the amount of $3,767,000 including,  $1,759,000 due under its credit facility with Commerce Bank and Trust Company,$79,000 of notes payable to a

stockholder, $1,450,000 of convertible subordinated debentures, $358,000 of deferred rent, and $121,000 of other long-term liabilities.

On April 21, 2005 the Company refinanced its debt with Commerce Bank and Trust Company and a new $2,300,000 Credit Facility was established.  This Credit Facility consists of a $1,500,000 4 year term note bearing interest at the bank base rate plus 2% and an $800,000 mortgage in favor of Commerce bank and Trust Company at a fixed rate of 7%.  The mortgage has a twenty year amortization schedule with a complete payment of principal due at the end of five years.  All borrowing under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  At October 23, 2005 the Company was in compliance with all financial covenants.

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

None Applicable.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources the Company’s ability to obtain additional financing, the Company’s ability to comply with its financial covenants, the Company’s new store openings and future expansion, and anticipated future cash flows from particular locations are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: risks associated with the Company’s financial condition and possible need for additional funding; risks associated with the illiquidity of the Company’s common stock; risks associated with the Company’s litigation;  potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will”, “except,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 2 bear interest at a variable rate based on the bank’s prime rate plus 2%. A 100 basis point change in the Credit Facility interest rate (approximately 8.75% at October 23, 2005) would cause the interest expense for fiscal 2006 to change by approximately $21,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at October 23, 2005. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions, covenant compliance and other factors.

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

ITEM 4.  Controls and Procedures

As of October 23, 2005, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed.  The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company’s disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the Company’s stockholders was held on September 9, 2005 at which the Company’s stockholders voted to elect the following directors:

George R. Chapdelaine with 6,378,126 shares voting for and 25,035 shares withheld;

Hugh Devine with 6,388,686 shares voting for and 14,474 shares withheld;

Edward P. Grace III with 6,388,686 shares voting for and 14,475 shares withheld;

Roger Lipton with 6,109,897 shares voting for and 293,264 shares withheld;

John P. Polcari, Jr. with 6,380,086 shares voting for and 23,075 shares withheld;

Peter E. Salas with 6,388,686 shares voting for and 14,475 shares withheld;

and

Robert C. Taft with 6,388,686 shares voting for and 14,425 shares withheld;

in each case, there were no shares abstaining and no broker nonvoting shares cast.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits .

Exhibit 31.1 and 32.2: Sarbanes-Oxley Section 302 Certification

Exhibit 32.1 and 32.2: Sarbanes-Oxley Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: November 28, 2005	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and
Chief Executive Officer