Form 10-Q
period 2006-01-22
BOSTON RESTAURANT ASSOCIATES INC
filed 2006-03-06
CIK 926295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                                 Quarterly report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended January 22, 2006.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the registrant classes of common stock as of the latest practical date:  Common stock $0.01 par value 7,035,170 shares as of March 3, 2006.

BOSTON RESTAURANT ASSOCIATES, INC.

ITEM 1.     Financial Statements

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 22,	April 24,
	2006	2005
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$837,035	$687,207
Accounts receivable	115,005	111,404
Inventories	482,333	460,745
Prepaid expenses and other	150,404	161,529
Current assets of discontinued operations	0	164,597

Total current assets	1,584,777	1,585,482

Property and equipment:
Building	512,500	512,500
Leasehold improvements	6,859,311	6,651,396
Equipment, furniture and fixtures	4,669,228	4,567,460

	12,041,039	11,731,356

Less accumulated depreciation and amortization	8,269,819	7,598,139

Net property and equipment	3,771,220	4,133,217

Goodwill	453,643	453,643

Other assets	504,522	443,495

Noncurrent assets of discontinued operations	0	125,464

Total assets	$6,314,162	$6,741,301

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$624,407	$715,021
Accrued expenses	1,301,140	1,606,671
Current maturities:
Notes payable-stockholder	6,655	6,420
Long-term debt	374,176	353,396
Obligations under capital leases	0	31,152
Current liabilities of discontinued operations	244	211,335

Total current liabilities	2,306,622	2,923,995

Long-term obligations:
Notes payable-stockholder, less current maturities	77,410	82,430
Long-term debt, less current maturities	1,663,339	1,946,604
Subordinated debentures	1,450,000	1,450,000
Deferred rent	351,067	367,206
Other long-term liabilities	113,215	135,046

Total liabilities	5,961,653	6,905,281

Commitments and contingencies

Stockholders’ equity(deficit) :
Preferred stock, $.01 par value, 10,000,000 shares authorized, 1,147,056 shares issued
	946,278	946,278
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued
	70,602	70,602
Additional paid in capital - common	10,960,396	10,960,396
Accumulated deficit	(11,600,075)	(12,116,564)

Total	377,201	(139,288)
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity(deficit)	352,509	(163,980)

Total liabilities and stockholders’ equity(deficit)	$6,314,162	$6,741,301

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 22,	January 23,	January 22,	January 23,
	2006	2005	2006	2005

Revenues:
Restaurant sales	$6,017,693	$5,826,725	$17,510,069	$17,068,899
Franchise fees	0	0	0	269

Total revenues	6,017,693	5,826,725	17,510,069	17,069,168

Costs and expenses:
Cost of food, beverages and liquor	1,130,053	1,175,598	3,344,234	3,501,892
Payroll	1,732,541	1,713,530	5,048,145	4,979,721
Other operating expenses	2,000,777	1,877,900	5,811,741	5,458,093
General and administrative	637,963	535,056	1,852,793	1,751,199
Depreciation and amortization	234,981	239,263	698,671	708,971
Pre-opening costs	0	0	0	93,196

Total costs and expenses	5,736,315	5,541,347	16,755,584	16,493,072

Operating Income	281,378	285,378	754,485	576,096

Other income	1,519	2,215	20,288	6,645
Interest income	5,495	435	11,945	1,246
Interest expense	(92,970)	(119,574)	(282,575)	(368,990)

Income from continuing operations before discontinued operations	195,422	168,454	504,143	214,997

Discontinued operations :
Income (Loss) from operations	910	(163,640)	(61,376)	(387,486)
Gain (Loss) from disposal of discontinued operations	0	0	132,004	0

Income (Loss) from discontinued operations	910	(163,640)	70,628	(387,486)

Net Income (Loss)	196,332	4,814	574,771	(172,489)

Less: preferred stock dividends	(19,282)	0	(58,282)	0

Income (Loss) available to common shareholders	$177,050	$4,814	$516,489	$(172,489)

Income (Loss) per share of common stock (Basic)
Continuing Operations	$0.03	$0.02	$0.06	$0.03

Discontinued Operations	$0.00	$(0.02)	$0.01	$(0.05)

Income (Loss) available to common shareholders	$0.03	$0.00	$0.07	$(0.02)

Income (Loss) per share of common stock (Diluted)
Continuing Operations	$0.02	$0.02	$0.06	$0.03

Discontinued Operations	$0.00	$(0.02)	$0.01	$(0.05)

Income (Loss) available to common shareholders	$0.02	$0.00	$0.07	$(0.02)

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,169,921	7,109,237	7,159,879	7,126,562

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirty-nine Weeks Ended
	January 22,	January 23,
	2006	2005

Net cash provided by operating activities	$734,501	$831,386

Cash flows from investing activities:
Capital expenditures	(309,683)	(628,128)
Proceeds from sale of assets	81,714	0

Net cash used for investing activities	(227,969)	(628,128)

Cash flows from financing activities:
Repayments of long-term debt	(262,485)	(586,695)
Repayments of capital lease obligations	(31,152)	(141,417)
Repayments of stockholder loans	(4,785)	(4,557)
Proceeds from preferred stock subscription	0	946,278
Payments of preferred dividends	(58,282)	0

Net cash provided by (used for) financing activities	(356,704)	213,609

Net increase in cash and cash equivalents	149,828	416,867

Cash and cash equivalents at beginning of period	687,207	651,754

Cash and cash equivalents at end of period	$837,035	$1,068,621

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 22, 2006

(unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period and thirty-nine week period ended January 22, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 24, 2005. The balance sheet at April 24, 2005 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2006 period reflect the consolidated operations and cash flows of three casual dining Italian restaurants and, thirteen Pizzeria Regina restaurants for the entire period. For the fiscal 2005 period there were five casual dining Italian restaurants and thirteen Pizzeria Regina restaurants for the entire period and one Pizzeria Regina for part of the period.

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

2. NET INCOME (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator, income (loss) available to common shareholders, is the same for the basic and diluted computations.

	Thirteen weeks ended		Thirty-nine weeks ended
	January 22,	January 23,	January 22,	January 23,
	2006	2005	2006	2005

Basic	7,035,170	7,035,170	7,035,170	7,035,170
Shares

Effect of
Dilutive
Securities:

Options	134,751	74,067	124,709	91,392
Diluted
Shares	7,169,921	7,109,237	7,159,879	7,126,562

The following table summarizes securities that were outstanding as of January 22, 2006 and January 23, 2005, but not included in the calculation of net income (loss) per share because such securities are anti-dilutive:

	Thirteen weeks ended		Thirty-nine weeks ended
	January 22,	January 23,	January 22,	January 23,
	2006	2005	2006	2005

Options	819,800	834,800	819,800	834,800

Warrants	601,000	601,000	601,000	601,000

Convertible
Debentures	1,160,000	1,160,000	1,160,000	1,160,000

Convertible
Preferred
Stock	1,147,056	1,147,056	1,147,056	1,147,056

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

Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s income (loss) available to common shareholders would have been adjusted to the pro forma amounts indicated below.

	Thirteen Weeks Ended		Thirty- Nine Weeks Ended
	January 22, 2006	January 23, 2005	January 22, 2006	January 23, 2005

Net income (loss) as reported	$196,332	$4,814	$574,771	$(172,489)
Less:dividends	(19,282)	—	(58,282)	—
Income (loss) available to common stockholders as reported	177,050	4,814	516,489	(172,489)
Add:
Stock-based employee compensation expense included in income (loss), net of tax	—	—	—	—
Deduct:
Total stock-based Compensation expense determined under fair value based method	—	(64,747)	(3,709)	(144,119)
Income available to common shareholders (loss)-pro forma	$177,050	$(59,933)	$512,780	$(316,608)

Basic earnings per share:
As reported	$.03	$—	$.07	$(.02)
Pro forma	$.03	$(.01)	$.07	$(.05)

Diluted earnings per share:
As reported	$.02	$—	$.07	$(.02)
Pro forma	$.02	$(.01)	$.07	$(.04)

3.                                      NEW ACCOUNTING PRONOUNCEMENTS

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

The Company’s restaurant sales in the most recent quarter were $6,018,000 compared to sales of $5,827,000 in the third quarter of fiscal 2005, an increase of 3.3%. The Company believes the increase in revenue is primarily attributable to an increase in sales for the Pizzeria Regina restaurants which benefited from an unseasonably mild winter in the Northeastern United States. The Company had income for the third quarter of fiscal 2006 of $196,000, compared to net income of $5,000 for the same quarter in fiscal 2005. This increase in income is the result of increased sales from Pizzeria Regina restaurants as a percentage of total sales and lower costs of food, beverages and liquor expenses and payroll expenses at the Company’s Pizzeria Regina restaurants. The key factors that affect our operating results are the impact of new store openings, comparable restaurant sales, which are driven by customer counts and check average, and our ability to manage operating expenses such as food cost, labor and benefits and other costs. Changes in the number of restaurants in operation can increase or decrease total Company revenues and expenses, and the build out and opening of new stores can affect operating profits. Each restaurant unit’s contribution margin will vary over the life of the restaurant. Margins tend to be low when a restaurant is first opened until customer traffic reaches planned levels. Margins can also deteriorate at the end of a unit’s life cycle due to a decline in customer traffic caused by a variety of factors outside the control of the Company. These economic conditions impact both the Pizzeria Regina units and the Polcari’s North End units.

In the fiscal 2006 period, there were 16 units in operation for the entire period. In this fiscal 2005 period there were 18 units in operation for the entire period and one Pizzeria Regina restaurant for part of the period. The following table sets forth all revenues, costs and expenses as a percentage for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	Thirteen Weeks Ended		Thirty-nine weeks Ended
	January 22,	January 23,	January 22,	January 23,
	2006	2005	2006	2005
(1)
Revenues:
Restaurant sales	100%	100%	100%	100%
Other	—	—	—	—

Total revenues	100%	100%	100%	100%

Costs and expenses:
Cost of food, beverages and liquor	18.8	20.2	19.1	20.5
Other operating expenses- payroll	28.8	29.4	28.8	29.2
Other operating expenses exclusive of payroll	33.2	32.2	33.2	32.0
General and administrative	10.6	9.2	10.6	10.3
Depreciation and amortization	3.9	4.1	4.0	4.1
Pre-opening costs	—	—	—	.5
Operating income (loss)	4.7	4.9	4.3	3.4
Interest expense, net	(1.4)	(2.0)	(1.5)	(2.1)
Other income	—	—	.1	—
Income from continuing operations	3.3	2.9	2.9	1.3
Income (loss) from discontinued operations	—	(2.8)	.4	(2.3)
Net income (loss)	3.3%	.1%	3.3%	(1.0)%

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

Thirteen Weeks Ended January 22, 2006 as Compared to Thirteen Weeks ended January 23, 2005 Restaurant Sales

Restaurant sales in the most recent quarter were $6,018,000 compared to restaurant sales in the prior year’s period of $5,827,000. The Company believes that the increase in revenue was primarily attributable to an increase in sales from the Pizzeria Regina restaurants which benefited from an unseasonably mild winter in the Northeastern United States. Sales volume for the restaurants open throughout the quarterly periods in both fiscal 2006 and 2005 increased by 3.3%.

Net sales at the Company’s Pizzeria Regina restaurants increased to $3,878,000 in the current period from $3,662,000 in the prior year’s period. The Company believes the increase in sales was primarily attributable to milder weather in the Northeastern United States. Same store sales increased 5.9% for the current period.

Net sales at the Company’s full service casual dining restaurants decreased to $2,115,000 in the current period from $2,153,000 in the prior year’s period. The Company believes the decrease in sales was primarily attributable to an increase in gas prices resulting in a decrease in discretionary spending. Same store sales decreased 1.8% for the current period.

Net sales to third parties at the Company’s commissary were $25,000 in the current period compared to $12,000 in the prior year’s period.

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

The cost of food, beverage and liquor for all restaurants was $1,130,000 in the current period compared to $1,176,000 in the prior year’s period. The dollar decrease was due in part to the elimination of certain food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverage and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the fiscal 2006 period compared to 17% in the fiscal 2005 period. The decrease as a percentage of restaurant sales was primarily due to the elimination of food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $605,000 in the current period compared to $640,000 in the prior year’s period. The dollar decrease was primarily due to two Pizzeria Regina locations which eliminated food items from their menus and reduced cheese costs.

The cost of food, beverage and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 25% in both fiscal 2006 and fiscal 2005 periods.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $525,000 in the current period compared to $536,000 in the prior year’s period. The dollar decrease is a result of lower revenues.

Other Operating Expenses

Payroll Expenses.

Payroll expenses as a percentage of total revenues for all restaurants were 29% in both the fiscal 2006 and the fiscal 2005 periods.

Payroll expenses for all restaurants were $1,733,000 in the current period, compared to $1,714,000 in the prior year’s period. The dollar increase in payroll expenses was primarily due to higher employee incentive costs partially offset by the eliminations of food items at two Pizzeria Regina locations which had additional personnel.

Payroll expenses at the Pizzeria Regina restaurants were 24% of restaurant sales in the current period compared to 26% of restaurant sales in the prior year’s period. The decrease as a percentage of restaurant sales was primarily due to the elimination of food items at two Pizzeria Regina locations which resulted in a labor reduction.

Payroll expenses of the Pizzeria Regina restaurants were $922,000 in the current period compared to $949,000 in the prior year’s period. This dollar decrease was primarily due to the reduction in personnel at two Pizzeria Regina restaurants due to the elimination of food items from their menus.

Payroll expenses at the Company’s full service casual dining restaurants were 33% of restaurant sales in the current period compared to 31% in the prior year’s period. The increase as a percentage of restaurant sales was primarily attributable to higher employee incentive costs.

Payroll expenses at the Company’s full service casual dining restaurants were $702,000 in the current period compared to $657,000 in the prior year’s period. This dollar increase was primarily due to higher employee incentive costs.

Payroll expenses at the Company’s Commissary were $109,000 for the fiscal 2006 period as compared to $108,000 in the fiscal 2005 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses for all restaurants exclusive of payroll were 33% of total revenues in the fiscal 2006 period compared to 32% in the fiscal 2005 period. The increase as a percentage of total revenues was primarily attributable to legal costs associated with the Pizzeria Regina at Burlington Mall, Burlington, Massachusetts relating to the negotiation and extension of the Company’s lease there.

Other operating expenses for all restaurants, exclusive of payroll, were $2,001,000 in the current period compared to $1,878,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, was primarily attributable to legal costs associated with the Pizzeria Regina at Burlington, Mall.

Other operating expenses exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 33% in the current period compared to 32% in the prior year’s period. The increase as a percentage of restaurant sales was primarily due to legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $1,274,000 in the current period, compared to $1,188,000 in the prior year’s period. This dollar increase is primarily due to the legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts.

Other operating expenses exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 33% in the current period compared to 30% in the prior years period. This increase as a percentage of restaurant sales was primarily attributable to a lower revenue base and higher energy costs.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $693,000 in the current period compared to $653,000 in the prior year’s period. The dollar increase was primarily attributable higher energy costs.

Other operating expenses also include commissary expenses, which were $34,000 for the fiscal 2006 period as compared to $37,000 in the fiscal 2005 period.

General and Administrative Expenses.

General and administrative expenses were 11% of total revenues in fiscal 2006 compared to 9% in fiscal 2005 period. The increase as a percentage of total revenues was primarily attributable to this year’s state excise taxes compared to the prior year’s state excise tax credit and consulting costs.

General and administrative expenses were $638,000 in the current period compared to $535,000 in the prior year’s period. The dollar increase was primarily due to this year’s state excise taxes compared to the prior year’s state excise tax credit and consulting costs.

Depreciation and Amortization Expenses.

Depreciation and amortization expenses were 4% of total revenues in both fiscal 2006 and fiscal 2005 periods.

Depreciation and amortization expense was $235,000 in the current period compared to $239,000 in the prior year’s period.

Other Income

Other income was $2,000 in both fiscal 2006 and fiscal 2005 periods.

Interest Expense and Interest Income.

Interest expense was $93,000 in the current period as compared to $120,000 in the prior year’s period. This dollar decrease was primarily due to a restructuring of the Company’s credit facility.

Interest income was $5,000 in the fiscal 2006 period compared to $0 in the fiscal 2005 period.

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

Income from discontinued operations was $1,000 in the fiscal 2006 period compared to a loss of $164,000 in fiscal 2005 period. In the fiscal 2006 period the income from discontinued operations is attributable to the Polcari’s North End restaurant in Cambridge, Massachusetts partially offset by operating losses form the Polcari’s bistro restaurant in Hyannis, Massachusetts. In the fiscal 2005 period, the loss of $164,000 operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts, and the Pizzeria Regina restaurant in Richmond, Virginia.

Thirty-nine weeks Ended January 22, 2006

Restaurant sales for the thirty-nine weeks ended January 22, 2006 were $17,510,000 compared to restaurant sales in the prior year’s period of $17,069,000. The increase in revenue was primarily attributable to the Pizzeria Regina at South Station in Boston, Massachusetts operating for the entire period, and to an unseasonably mild winter in the Northeastern United States, partially offset by an increase in gas prices resulting in a decrease in discretionary spending at our Polcari’s restaurants. Sales volume for the restaurants open throughout both fiscal 2006 and 2005 periods increased by 2.6%

Net sales at the Company’s Pizzeria Regina restaurants increased to $10,980,000 in the current thirty- nine week period from $10,501,000 in the prior year’s period. The increase in restaurant sales was principally due to the Pizzeria Regina at South Station being opened for the entire period, and to milder weather in the Northeastern United States. The same store sales for the Pizzeria Regina restaurants increased 2.9% in the current period.

Net sales at the Company’s full service casual dining restaurants decreased to $6,470,000 in the thirty-nine week current period from $6,540,000 in the prior year’s period. This decrease was primarily attributable to an increase in gas prices resulting in a decrease in discretionary spending. The same store sales for the full service casual dining restaurants decreased 1.1% in the current period.

Net sales at the Company’s commissary were $60,000 in the current period compared to $28,000 in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

Cost of food, beverages, liquor as a percentage of total revenues for all restaurants was 19% in the current period compared to 21% in the prior year’s period. The decrease as a percentage of total revenues was primarily attributable to the elimination of food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverage and liquor for all restaurants was $3,344,000 in the current thirty-nine week period compared to $3,502,000 in the prior year’s period. The dollar decrease was due in part to two Pizzeria Regina locations that eliminated certain food items from their menus and to a decrease in cheese costs.

The cost as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in the fiscal 2006 period compared to 18% in the fiscal 2005 period. The decrease as a percentage of restaurant sales was principally due to the elimination of food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $1,726,000 in the current period compared to $1,847,000 in the prior year’s period. The dollar decrease was due to two Pizzeria Regina locations that eliminated certain food items from their menus and to a decrease in cheese costs.

The cost as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 25% in both the fiscal 2006 and the fiscal 2005 periods.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $1,618,000 in the current thirty-nine week period compared to $1,655,000 in the prior year’s period. The dollar decrease is a result of lower revenues.

Other Operating Expenses

Payroll Expenses.

Payroll expenses as a percentage of the total revenues for all restaurants were 29% in both fiscal 2006 and fiscal 2005 periods.

Payroll expenses for all restaurants were $5,048,000 in the current period, compared to $4,980,000 in the prior year’s thirty-nine week period. The dollar increase in payroll expenses was primarily due to the Pizzeria Regina at South Station in Boston, Massachusetts being open for the entire period and to higher employee incentive costs.

Payroll expenses at the Pizzeria Regina restaurants were 24% of restaurant sales in the current period compared to 26% in the prior year’s period. The decrease as a percentage of restaurant sales was primarily due to the reduction in personnel at two Pizzeria Regina restaurants due to the elimination of food items from their menus.

Payroll expenses of the Pizzeria Regina restaurants were $2,649,000 in the current thirty-nine week period compared to $2,680,000 in the prior year’s period. This dollar decrease was primarily due to the elimination of food items at two Pizzeria Regina locations which resulted in a labor reduction.

Payroll expenses as a percentage of restaurant sales at the Company’s full service casual dining restaurants were 32% of restaurant sales in the current period compared to 30% in the prior year’s period. The increase as a percentage of restaurant sales was primarily attributable to higher employee incentive costs.

Payroll expenses at the Company’s full service casual dining restaurants were $2,075,000 in the current thirty-nine week period compared to $1,989,000 in the prior year’s period. This dollar increase was primarily due to higher employee incentive costs.

Payroll expenses at the Company’s Commissary were $324,000 for the fiscal 2006 period as compared to $311,000 in the fiscal 2005 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses for all restaurants, exclusive of payroll, were 33% of total revenues in the fiscal 2006 period compared to 32% in the fiscal 2005 period. The increase as a percentage of total revenues was primarily attributable to legal costs associated with the Pizzeria Regina at Burlington Mall, Burlington, Massachusetts relating to the negotiation and extension of the Company’s lease there.

Other operating expenses for all restaurants, exclusive of payroll, were $5,812,000 in the current thirty-nine week period compared to $5,458,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to the Pizzeria Regina at South Station in Boston, Massachusetts being open for the entire period and to legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts.

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

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $3,747,000 in the current thirty-nine week period, compared to $3,442,000 in the prior year’s period. This dollar increase is primarily due to the addition of a new Pizzeria Regina restaurant at South Station operating for the entire period and legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 30% in the current period compared to 29% in the prior year’s period. The increase as a percentage of restaurant sales is primarily attributable to a lower revenue base and higher energy costs.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $1,965,000 in the current thirty-nine week period compared to $1,921,000 in the prior year’s period. The dollar increase is primarily due to higher energy costs.

Other operating expenses also include commissary expenses, which were $100,000 in fiscal 2006 period compared to $95,000 in fiscal 2005 period.

General and Administrative Expenses.

General and Administrative expenses were 11% of total revenues in the fiscal 2006 period compared to 10% in fiscal 2005 period. The increase as a percentage of total revenues was primarily attributable to this year’s state excise taxes compared to the prior year’s state excise tax credit and consulting costs.

General and administrative expenses were $1,853,000 in the current period, compared to $1,751,000 in the prior year’s period. The dollar increase was primarily due to this year’s state excise taxes compared to the prior year’s state excise tax credit and consulting costs.

Depreciation and Amortization Expenses.

Depreciation and amortization expense were 4% of total revenues in both fiscal 2006 and fiscal 2005 periods.

Depreciation and amortization expense was $699,000 in the current period, compared to $709,000 in the prior year’s period.

Pre-Opening Costs

Pre-opening costs were $0 in the fiscal 2006 period compared to $93,000 in the fiscal 2005 period. These costs which consist of labor, rent and training materials are attributable to the opening of the new Pizzeria Regina restaurant at South Station in Boston, Massachusetts in the fiscal 2005 period.

Other Income

Other income was $20,000 in the current period compared to $7,000 in the prior year’s period. The increase was primarily due to an insurance reimbursement for the Pizzeria Regina restaurant in Paramus, New Jersey.

Interest Expense and Interest Income.

Interest expense was $283,000 in the current period as compared to $369,000 in the prior year’s period. This dollar decrease was primarily due to a restructuring of the Company’s credit facility.

Interest income was $12,000 in the current period compared to $1,000 in the prior year’s period.

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

The income from discontinued operations was $71,000 in the fiscal 2006 period compared to a loss of $387,000 in fiscal 2005 period. In the fiscal 2006 period the income from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts and a gain of $132,000 from the disposal of certain assets of the Polcari’s North End Restaurant in Cambridge, Massachusetts. In the fiscal 2005 period, the loss of $387,000 from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts, and the Pizzeria Regina restaurant in Richmond, Virginia.

LIQUIDITY AND CAPITAL RESOURCES

At January 22, 2006, the Company had negative net working capital of $722,000 compared to negative net working capital of $1,339,000 at April 24, 2005. It is common for companies in the restaurant industry to operate with net working capital deficits. We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. During the thirty-nine weeks ended January 22, 2006, the Company had a net increase in cash and cash equivalents of $150,000, reflecting net cash provided by operating activities of $735,000, net cash used for investing activities of $228,000 and net cash used for financing activities of $357,000.

Net cash provided by operating activities included income of $575,000, a decrease in inventories of $114,000, a decrease in accounts receivables of $25,000, a decrease in prepaid expenses of $11,000, and depreciation and amortization expense of $699,000 which were partially offset by a decrease in accounts payable of $157,000, a decrease in deferred rent of $16,000, a decrease in other long-term liabilities of $22,000, a decrease in accrued expenses of $450,000 and an increase in other assets of $44,000. Net cash used for investing activities includes capital expenditures of $310,000 related to Polcari’s North End restaurant, Polcari’s North End bistro restaurants and various Pizzeria Regina restaurants partially offset by the asset sale of Polcari’s North End in Cambridge, Massachusetts of $82,000. Net cash used for financing activities of $357,000 consisted of repayments of long term debt, lease obligations, stockholders loans and payments of preferred dividends.

At January 22, 2006, the Company had current liabilities of $2,307,000, including $625,000 of accounts payable, $1,301,000 of accrued liabilities and current maturities of long term obligations in the amount of $381,000. At January 22, 2006, the Company had long-term obligations, less current maturities, in the amount of $3,655,000 including, $1,663,000 due under its credit facility with Commerce Bank and Trust Company, $78,000 of notes payable to a stockholder, $1,450,000 of convertible subordinated debentures, $351,000 of deferred rent, and $113,000 of other long-term liabilities.

On April 21, 2005 the Company refinanced its debt with Commerce Bank and Trust Company and a new $2,300,000 Credit Facility was established. This Credit Facility consists of a $1,500,000 4 year term note bearing interest at the bank base rate plus 2% and an $800,000 mortgage in favor of Commerce bank and Trust Company at a fixed rate of 7%. The mortgage has a twenty year amortization schedule with a complete payment of principal due at the end of five years. All borrowing under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants. At January 22, 2006 the Company was in compliance with all financial covenants.

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

NEW ACCOUNTING PRONOUNCEMENTS

None Applicable.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES    LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources; the Company’s ability to obtain additional financing, the Company’s ability to comply with its financial covenants, the Company’s new store openings and future expansion, and anticipated future cash flows from particular locations are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: risks associated with the Company’s financial condition and possible need for additional funding; risks associated with the illiquidity of the Company’s common stock;; potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will”, “except,” “intend,” “estimate,”

“anticipate” or “believe” or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Credit Facility described in Item 2 bear interest at a variable rate based on the bank’s prime rate plus 2%. A 100 basis point change in the Credit Facility interest rate (approximately 9.25% at January 22, 2006) would cause the interest expense for fiscal 2006 to change by approximately $13,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at January 22, 2006. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions, covenant compliance and other factors.

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

ITEM 4. Controls and Procedures

As of January 22, 2006, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed. The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company’s disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits .

Exhibit 31.1 and 32.2: Sarbanes-Oxley Section 302 Certification

Exhibit 32.1 and 32.2: Sarbanes-Oxley Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: March 6, 2006	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and
Chief Executive Officer