Form 10-K
period 2006-04-30
BOSTON RESTAURANT ASSOCIATES INC
filed 2006-06-30
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended April 30, 2006.

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

(781) 231-7575

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes         No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes         No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No

The aggregate market value of registrant’s Common Stock, $.01 par value per share, held by non-affiliates of the registrant as of the end of the second quarter fiscal year 2006 was $4,080,399 based upon the average of the closing bid and asked prices of such stock on that date as reported on the OTC Bulletin Board. As of June 29, 2006 there were 7,035,170 shares of the registrant’s Common Stock, $.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-K

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘‘SAFE
HARBOR’’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources, ability to obtain additional financing, the timing of the Company’s new store openings and future expansion, the Company’s potential merger transaction, and anticipated future cash flows from particular sources are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation: risks associated with the Company’s ability to obtain funding; potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; risks associated with the failure to close the Company’s merger transaction; the Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants, risks associated with serving alcoholic beverages, and other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as ‘‘may’’, ‘‘will’’, ‘‘expect’’, ‘‘intend’’, ‘‘ ‘‘estimate’’, ‘‘anticipate’’ or ‘‘believe’’ or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. (See ‘‘Item 1. Business — Risk Factors.’’)

PART I

ITEM 1.	BUSINESS

General

During the fiscal year ended April 30, 2006 (‘‘Fiscal 2006’’) Boston Restaurant Associates, Inc. (the ‘‘Company’’) operated a chain of sixteen restaurants including one sit down and twelve fast-service, high volume pizzerias under the ‘‘Pizzeria Regina’’ name, three full-service family-style Italian/American restaurants under the ‘‘Polcari’s North End’’ name for the entire year and one Polcari’s North End restaurant for three months. A majority of restaurants are located in metropolitan Boston, Massachusetts.

The Pizzeria Regina restaurants feature the Company’s signature product, its premium Neapolitan style, thin crust pizza, prepared in gas-fired brick ovens. The original Pizzeria Regina, located in Boston’s historic North End, has served the Company’s premium brick oven pizza since 1926. The Company believes that the Pizzeria Regina brand name and the pizza itself are local symbols of superior and distinctive pizza. Of the currently existing Pizzeria Regina restaurants, twelve are food court kiosks (self-service, take-out style emphasizing pizza slices with common area seating), while the original 1926 North End Pizzeria Regina is a wait service restaurant (full-service style emphasizing whole pizzas with in-restaurant seating). (See ‘‘Pizzeria Regina Restaurants.’’)

The Polcari’s North End restaurants are full-service Italian/American, family-style restaurants that capture the community spirit of the 1940s and 1950s in Boston’s Italian North End neighborhood. These restaurants highlight exposed gas-fired brick ovens in open view of diners, memorabilia and photographs depicting 1940s and 1950s scenes in Boston’s North End, and large tables to encourage family-style dining. (See ‘‘Polcari’s North End Restaurants.’’)

The first Pizzeria Regina was opened in 1926, and the predecessor corporation was incorporated in 1986. The Company became public in 1994, and since that date has continuously operated a restaurant chain which has increased over time to the present 16 operating restaurants. The Company’s principal offices are located at 999 Broadway, Saugus, Massachusetts 01906 and its telephone number is (781) 231-7575 and its corporate website is www.polcaris.com As used in this Report, unless otherwise indicated, the term ‘‘Company’’ refers to Boston Restaurant Associates, Inc. and its subsidiaries. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (the ‘‘SEC’’).

The information found on our website is not part of this or any other report we file with or furnish to the SEC.

You may read and copy any document we file at the SEC’s public reference room located at: Headquarters Office, 100F Street N.E., Room 1580, Washington, DC 20549.

You may obtain information on the operation of the Public Reference Room by Calling the SEC at 1-800-SEC-0330. Our SEC filings are also available at the SEC’s website at http://www.sec.gov. This website address is included in this document as an inactive textual reference only.

Recent Developments

On March 17, 2006, the Company entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) by and among the Company, Dolphin Direct Equity Partners, LP (‘‘Dolphin’’) and Braidol Acquisition Corp., (‘‘Braidol’’) a wholly-owned subsidiary of Dolphin, whereby Braidol will merge (the ‘‘Merger’’) with and into the Company with the Company surviving the Merger. Under the terms of the Merger Agreement, the common stockholders of the Company, would be entitled to receive an amount equal to $0.70, without interest, per share of common stock. Under the terms of the Merger Agreement, the preferred stockholders of the Company would be entitled to receive a liquidation preference of $0.85 per share ($974,998) plus accrued and unpaid dividends as set forth in the certificate of designation for the preferred stock, without interest, as well as the product of the number of shares of common stock that such shares of preferred stock are convertible into immediately prior to the merger and $.70, without interest. The consummation of the Merger is subject to customary closing conditions, including the approval of the stockholders of the Company. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $625,000. The Company has determined that it is unlikely that the Company will satisfy this condition and has sought a waiver from Dolphin. As of June 29, 2006, the Company has not received that waiver.

In any event, the Company is required to pay certain of Dolphin’s expenses. As of the date hereof, Dolphin and its affiliate Dolphin Offshore Partners, L.P. hold a 40.3% beneficial interest in the Company’s common stock. Peter Salas, a member of the Company’s Board of Directors, is President of Dolphin Asset Management Corp. an affiliate of Dolphin, and its related companies.

Financing

For the year ended April 30, 2006, after an asset impairment of approximately $307,000 the Company had income from continuing operations before dividends to preferred shareholders of approximately $228,000. As of that date, the Company had a working capital deficiency of approximately $1,175,000 and stockholders’ equity of $55,000. The Company was in compliance with all financial covenants for fiscal year ended April 30, 2006.

The Company has analyzed cash flow and believes that cash flow from operations will be sufficient to fund operations for the next twelve months. The Company’s growth and expansion will be dependent upon obtaining additional financing. There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success or lack of success of the Company’s restaurants opened within recent years and planned to be opened in the future may have a critical effect on the Company’s ability to raise funds through the sale of stock or otherwise.

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

The Company intends to seek locations for additional Pizzeria Regina food court kiosks in malls and high traffic areas. Management estimates that the cost of opening a typical food court kiosk currently is approximately $550,000. The Company cannot guarantee that actual costs will not significantly exceed these estimates, that the Company will be able to obtain financing necessary to construct additional food courts kiosks, that the Company will be able to complete the construction of new kiosks on a timely basis and within budget, if at all, or that the Company will be able to operate these kiosks successfully.

In April, 2006 the Company entered into a long term lease with Station Landing, LLC in Medford, Massachusetts.

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

Employees

As of June 29, 2006 the Company had approximately 425 employees, of whom 11 were corporate and administrative personnel, approximately 55 were field supervision or restaurant managers or management trainees, and the remainder were hourly restaurant personnel. Many of the Company’s hourly employees work part-time. The Company believes that its relationship with its employees is good. None of the Company’s employees are covered by a collective bargaining agreement.

Trademarks and Service Marks

The Company regards its trademarks and its service marks as having significant value and as being important factors in the marketing of its products. The Company’s most significant trademarks are ‘‘Pizzeria Regina,’’ the Regina crown design logo, and ‘‘Polcari’s North End,’’ each of which are U.S. registered trademarks owned by the Company. The Company has also registered with the U.S. Patent and Trademark Office ‘‘Regina,’’ the ‘‘Polcari’s’’ logo, ‘‘Pizzeria Regina of Boston’s North End’’ and ‘‘Pizzeria Regina, Boston’s Brick Oven Pizza’’ as service marks.

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

The Company is subject to ‘‘dram shop’’ statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company presently carries liquor liability coverage for its restaurants, as well as excess liability coverage. The Company has never been named as a defendant in a lawsuit involving ‘‘dram shop’’ liability. The Company cannot guarantee that dram shop insurance will continue to be available to the Company at commercially reasonable prices, if at all, or that such insurance, if maintained, will be sufficient to cover any claims against the Company for dram shop liability for which it may be held liable.

The Company’s restaurant operations are all subject to federal and state laws governing such matters as minimum wage and health insurance requirements. A significant number of the Company’s personnel are paid at rates related to the federal minimum wage, and increases in the minimum wage could increase the Company’s labor costs.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed elsewhere in this Form 10-K, investors should consider carefully the following risk factors in evaluating an investment in the Company.

The Company’s Ability To Grow, Including Its Plans To Open A New Pizzeria Regina Restaurant In Medford, Massachusetts, May Be Dependent On Additional Funding

For the year ended April 30, 2006, the Company has income before dividends to preferred shareholders of approximately $298,000. As of that date, the Company had a working capital deficiency of approximately $1,175,000 and stockholders’ equity of $55,000. The long-term financial stability of the Company and compliance with the bank covenants will be substantially dependent upon achieving sustained profitable operations. If the Company fails to comply with bank covenants, the bank debt could be due on demand. The Company’s growth, including its plans to open a new Pizzeria Regina restaurant in Medford, Massachusetts, will be dependent upon obtaining adequate additional financing. There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success or lack of success of the Company’s restaurants opened within recent years may have a critical effect on the Company’s ability to raise funds through the sale of stock or otherwise.

The Company May Be Unable to Expand As Planned

The Company intends to open additional restaurants in an orderly manner as conditions permit, including its plans to open a new Pizzeria Regina restaurant in Medford, Massachusetts. The Company’s ability to open additional Company restaurants will depend upon a number of factors, such as identifying satisfactory sites, negotiating satisfactory leases, securing required governmental permits and approvals, obtaining of any required financing at acceptable terms, providing adequate supervision of construction, and recruiting and training management personnel, some of which are beyond the control of the Company. The Company cannot guarantee that it will be able to open any other future restaurants within budget or on a timely basis, if at all, or that any of the new restaurants will operate profitably. If the Company is unable to expand, it may reduce the Company’s ability to increase profitability.

The Restaurant Business Is Risky

The Company’s future performance will be subject to a number of factors that affect the restaurant industry generally, including: (i) the highly competitive nature of the industry, (ii) general and local economic conditions, (iii) changes in tastes and eating and drinking habits, (iv) changes in food costs due to shortages, inflation or other causes, (v) population and traffic patterns, (vi) demographic trends, (vii) general employment, and wage and benefit levels in the restaurant industry, which may be affected by changes in federal and local minimum wage requirements or by federally or locally mandated health insurance, (viii) the number of people willing to work at or near the minimum wage and (ix) weather conditions. (See ‘‘Competition.’’)

We Are Dependent on Key Executive Officers

The future success of the Company will depend in large part on the continued services of its President, George R. Chapdelaine, as well as on the Company’s ability to attract and retain other qualified senior management personnel. The Company carries $2,000,000 of key man life insurance on the life of Mr. Chapdelaine.

Insiders Control the Company

The Company’s executive officers, directors and their affiliates and members of their immediate families control the vote of approximately 67.2% of the outstanding shares of the Common Stock. As a result, they have the practical ability to implement or block changes in the Company’s management and direction which may or may not be in the best interest of stockholders generally.

The Merger May Not Be Completed

On March 17, 2006 the Company entered into and Agreement and Plan of Merger by and among the Company, Dolphin Direct Equity Partners, LP and Braidol Acquisition Corp., a wholly owned subsidiary of Dolphin by which Braidol will merge with and into the Company with the Company surviving the Merger. The consummation of the Merger is subject to customary closing conditions, including the approval of stockholders of the Company. Should the merger be completed, stockholder’s common and preferred stock would be redeemed and stockholders would no longer participate in any future earnings, should there be any future earnings. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $625,000. The Company has determined that it is unlikely that the Company will satisfy this condition and has sought a waiver from Dolphin. As of June 29, 2006, the Company has not received that waiver. Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000, less any expenses it has paid for the benefit of Dolphin and its affiliates. In addition, the Company estimates that it will be required to incur direct transaction costs of $625,000, which include fees related to financial advisors, attorneys, accountants and financial printers. The Company has capitalized certain of these costs as deferred merger costs at April 30, 2006. If the Merger is not closed, the Company’s financial results, including earnings per share, could suffer, and the Company’s market price could decline.

The Company’s Restaurants Are Concentrated in Massachusetts

A total of eleven of the Company’s sixteen existing restaurants are located in eastern Massachusetts. As a result, the Company’s results of operations may be materially affected by changes in the Massachusetts economy.

Our Stock Is Relatively Illiquid and the Price Is Volatile

Compared to many other publicly traded companies, the Company is relatively small and has a relatively low average daily trading volume. Quarterly operating results of the Company or other restaurant companies, changes in general conditions in the economy, the restaurant industry, or the financial markets, or other developments affecting the Company, its competitors or the financial markets could cause the market price of the Company’s Common Stock to fluctuate significantly. These broad market fluctuations may adversely affect the market price of the Company’s Common Stock. In addition, the low trading volume may make it difficult for a stockholder to buy or sell a significant amount of stock without affecting the market price. The Company’s securities are principally traded on the OTC Bulletin Board or its successor. (See ‘‘Item 5. Market for Registrant Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.’’)

ITEM 2.	PROPERTIES

Of the Company’s sixteen restaurants operating on April 30, 2006, fifteen were located in leased space and one restaurant, the North End Pizzeria Regina location, is owned by the Company.

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

The following table sets forth certain information with respect to the Company’s restaurant properties:

Location	Type(1)
Auburn Mall Auburn, MA	food court
North End Boston, MA(2)	wait service
Faneuil Hall Marketplace Boston, MA	food court
Prudential Center Boston, MA	food court
South Station Boston, MA	food court
Burlington Mall(3) Burlington, MA	food court
Holyoke Mall Holyoke, MA	food court
Independence Mall Kingston, MA	food court
South Shore Plaza Braintree, MA	food court
Solomon Pond Mall Marlborough, MA	food court
Oviedo Market Place Oviedo, FL	food court
Paramus Park Paramus, NJ	food court
Providence Place Providence, RI	food court
Salem, NH	Polcari’s North End (bistro)
Saugus, MA	Polcari’s North End
Woburn, MA	Polcari’s North End (bistro)

(1)	Pizzeria Regina food court locations have no independent seating capacity. Seating is centralized in the common areas of the food courts. The North End seats approximately 75 customers; the Saugus Polcari’s North End location seats approximately 360 customers; the two bistro restaurants each seat approximately 200 customers.

(2)	Company-owned. This property is subject to a mortgage in favor of Commerce Bank and Trust Company. (See ‘‘Item 7. Management’s Discussion And Analysis Of Financial Condition and Results of Operations — Liquidity and Capital Resources.’’)

The Company occupies approximately 5,325 square feet of executive office space in Saugus, Massachusetts. The lease for this location expires on October 31, 2006 and the Company anticipates negotiating a new lease. The Company also leases approximately 5,000 square feet of warehouse space located in Somerville, Massachusetts under a lease expiring on July 31, 2007 (including all extension options that may be exercised by the Company in its discretion) and approximately 2,741 square feet for its commissary located in Charlestown, Massachusetts under a lease expiring on August 14, 2006. In April 2006 the Company entered into a long-term lease with Station Landing LLC in Medford, Massachusetts.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material litigation proceedings. On March 6, 2006 a Charge of Discrimination was filed by a former employee with the Massachusetts Commission Against Discrimination and with the Equal Opportunity Commission. The Company intends to vigorously defend this action.

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

The Company’s Common Stock is traded publicly on the OTC Bulletin Board . As of May 26, 2006, there were approximately 600 holders of record of the Company’s Common Stock. On June 19, 2006, the last bid and asked price of the Company’s Common Stock as reported on the OTC Bulletin Board were each $.67 per share, respectively.

The table below represents the quarterly high and low bid and asked prices for the Company’s Common Stock for the Company’s last two fiscal years, as reported on the OTC Bulletin Board. The prices listed in this table reflect quotations without adjustment for retail mark-up, mark-down or commission, and may not represent actual transactions.

	High Bid	Low Bid	High Asked	Low Asked
Fiscal Year Ended April 30, 2006
First Quarter	$1.01	$.37	$1.50	$.47
Second Quarter	$.99	$.47	$.99	$.55
Third Quarter	$.67	$.39	$.80	$.49
Fourth Quarter	$.67	$.55	$.67	$.60
Fiscal Year Ended April 24, 2005
First Quarter	$.65	$.53	$.75	$.65
Second Quarter	$.60	$.30	$.70	$.36
Third Quarter	$.63	$.25	$.75	$.30
Fourth Quarter	$.62	$.40	$1.00	$.50

The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future other than dividends on its Series A Preferred Stock. The Company’s Credit Facility prohibits the payment of cash dividends without the lender’s prior consent.

Company Equity Compensation Plans

The Company presently maintains a 1994 Employee Combination Stock Option Plan under which options are no longer issued, a 1994 Director Stock Option Plan, and the Combination Stock Option and Share Award Plan (the ‘‘2002 Plan’’), pursuant to which it granted equity awards to eligible persons. The following table gives information about those plans.

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,210,000	$.75	300,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,210,000	$.75	300,000

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the fiscal periods indicated: a 53 week period for fiscal 2006 and, a 52 week period for fiscal 2005, 2004, 2003, and 2002, which have been derived from the Company’s audited financial statements.

	April 30, 2006	April 24, 2005	April 25, 2004(1)	April 27, 2003(1)	April 28, 2002
Income Statement Data:
Total revenues	$23,535,406	$22,629,052	$19,482,986	$19,697,538	$20,580,156
Costs and expenses:
Cost of food, beverages and liquor	4,477,172	4,628,052	3,769,034	3,620,451	4,056,393
Other operating expenses	14,735,338	13,912,348	12,044,045	11,666,240	12,243,675
General and administrative	2,484,226	2,450,578	2,738,690	2,610,666	2,132,756
Depreciation and amortization	981,549	976,686	930,272	922,366	1,003,709
Pre-opening costs	312	93,196	77,140	—	—
Litigation and settlement credits	(28,805)	(98,259)	(246,228)	(443,445)	—
Charge for asset impairment	306,787	—	—	—	—
Total costs and expenses	22,956,579	21,962,601	19,312,953	18,376,278	19,436,533
Operating income	578,827	666,451	170,033	1,321,260	1,143,623
Interest expense, net	(372,941)	(475,132)	(493,200)	(377,829)	(467,766)
Other income, net	21,936	8,418	221,630	9,436	8,866
Income (loss) from continuing Operations	227,822	199,737	(101,537)	952,867	684,723
Income (loss) from discontinued operations	70,436	(628,452)	(3,335,741)	40,022	206,008
Net income (loss)	298,258	(428,715)	(3,437,278)	992,889	890,731
Less: Preferred stock dividends	(78,866)	(20,583)	—	—	—
Income (loss) available to common shareholders	219,392	$(449,298)	$(3,437,278)	$992,889	$890,731
Income (loss) per share of common stock (Basic and Diluted):
Continuing Operations	$.02	$.03	$(.01)	$.13	$.10
Discontinued Operations	$.01	$(.09)	$(.48)	$.01	$.03
Income (loss) available to common shareholders	$.03	$(.06)	$(.49)	$.14	$.13
Balance Sheet Items:
Total Assets	$6,390,678	$6,741,301	$7,740,807	$8,273,745	$8,640,734
Long Term Obligations	$3,533,640	$3,981,286	$2,353,177	$3,213,292	$3,750,876
Total Liabilities	$6,335,266	$6,905,281	$8,409,528	$5,535,187	$6,895,065

(1)	In fiscal 2005, the Company closed its Pizzeria Regina in Richmond, Virginia, completed the assets sale of Polcari’s of Hyannis, Inc. and entered into an agreement for the asset sale of Polcari’s of Cambridge, Inc. The sale of Polcari’s of Cambridge, Inc., was completed in fiscal 2006. The Income Statement Data for fiscal 2004, 2003, and 2002 has been reclassified to reflect Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc., and Pizzeria Regina at Richmond, Virginia as discontinued operations. See Note 13 to the Company’s Consolidated Financial Statement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Except as otherwise indicated, references to years mean our fiscal year ended April 30, 2006, April 24, 2005 and April 25, 2004.

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

There were 16 units in continuing operations for all fiscal 2006 and one for 3 months. There were 15 units in continuing operations for all fiscal 2005, one new Pizzeria Regina was added in the third month of fiscal 2005. There were 14 units in operation for all fiscal 2004, and one new Pizzeria Regina was added in the twelfth month of fiscal 2004.

During fiscal 2006 the Company completed the asset sale of Polcari’s of Cambridge, Inc. on July 22, 2005.

On March 17, 2006, the Company entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) by and among the Company, Dolphin Direct Equity Partners, LP (‘‘Dolphin’’) and Braidol Acquisition Corp., (‘‘Braidol’’) a wholly-owned subsidiary of Dolphin (‘‘Sub’’), whereby Braidol Sub will merge (the ‘‘Merger’’) with and into the Company with the Company surviving the Merger. Under the terms of the Merger Agreement, the common stockholders of the Company, would be entitled to receive an amount equal to $0.70, without interest, per share of common stock. Under the terms of the Merger Agreement, the preferred stockholders of the Company would be entitled to receive a liquidation preference of $.0.85 per share $974,998 plus all accrued but unpaid dividends as set forth in the certificate of designation for the preferred stock, without interest, as well as the product of the number of shares of common stock that such shares of preferred stock are convertible in to immediately prior to the merger and $.70, without interest. The consummation of the Merger is subject to customary closing conditions, including the approval of the stockholders of the Company. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $625,000. The Company has determined that it is unlikely that the Company will satisfy this condition and has sought a waiver from Dolphin. As of June 29, 2006, the Company has not received that waiver.

In any event, the Company is required to pay certain of Dolphin’s expenses. Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000, less any expenses it has paid for the benefit of Dolphin and its affiliates. As of the date hereof, Dolphin and its affiliate Dolphin Offshore Partners, L.P. hold a 40.3% beneficial interest in the Company’s common stock. Peter Salas, a member of the Company’s Board of Directors, is President of Dolphin Asset Management Corp. an affiliate of Dolphin, and its related companies.

If the merger is successfully completed, the Company will operate as a private Company with no SEC reporting obligations.

The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	April 30, 2006	April 24, 2005	April 25, 2004
Revenues:
Restaurant Sales	100.0%	100.0%	99.9%
Other	—	—	.1
Total Revenues	100.0	100.0	100.0
Costs and expenses:
Cost of food, beverages and liquor	19.0	20.4	19.3
Other operating expenses-payroll	29.3	29.5	30.3
Other operating expenses exclusive of payroll	33.3	32.0	31.5
General and administrative	10.5	10.8	14.1
Depreciation and amortization	4.2	4.3	4.8
Pre-opening costs	—	.4	.4
Litigation and settlement credits	(.1)	(.4)	(1.3)
Charge for asset Impairment	1.3	—	—
Operating income (loss)	2.5	3.0	.9
Interest expense, net	(1.6)	(2.1)	(2.5)
Other income, net	.1	—	1.1
Income (loss) from continuing operations	1.0	.9	(.5)
Income (loss) from discontinued operations	.3	(2.8)	(17.1)
Net income (loss)	1.3%	(1.9)%	(17.6)%

Results of Operations for the Years Ended April 30, 2006 and April 24, 2005

During fiscal 2006 the Company completed the asset sale of Polcari’s of Cambridge, Inc. on July 22, 2005 and recorded a gain on the sale of $132,004.

Restaurant Sales

Restaurant sales in fiscal 2006 were $23,535,000 compared to $22,629,000 in fiscal 2005. The Company believes the increase in restaurant sales in fiscal 2006 compared to fiscal 2005 was attributable to the improved economy in the Northeastern United States and to the Pizzeria Regina at South Station in Boston, Massachusetts operating for the entire period. Sales volume for the restaurants open throughout both fiscal 2006 and 2005 increased by 3.3%.

Net sales at the Company’s Pizzeria Regina restaurants increased 5.9% to $14,594,000 in fiscal 2006 from $13,785,000 in fiscal 2005. The increase in restaurant sales volume was principally due to the improved economy in the Northeastern United States and to the Pizzeria Regina at South Station being open for the entire period.

Net sales at the Company’s full service casual dining restaurants increased by .7% to $8,870,000 in fiscal 2006 from $8,806,000 in fiscal 2005. The increase in restaurant sales was primarily attributable to an improved economy in the Northeastern United States.

Sales at the Company’s commissary were $71,000 in fiscal 2006 compared to $38,000 in fiscal 2005. The increase in commissary sales was primarily attributable to purchases from a licensee.

Costs and Expenses

Cost of Food, Beverages and Liquor

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 19% in fiscal 2006 compared to 20% in fiscal 2005. The decrease as a percentage of total revenues was primarily attributable to the elimination of food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverages and liquor was $4,477,000 in fiscal 2006 compared to $4,628,000 in fiscal 2005. The dollar decrease was due in part to the elimination of food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverages, and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 16% in fiscal 2006 compared to 18% in fiscal 2005. The decrease as a percentage of restaurant sales was principally due to the elimination of food items at two Pizzeria Regina locations and to a decrease in cheese costs.

The cost of food, beverages and liquor at the Pizzeria Regina restaurants was $2,278,000 in fiscal 2006 compared to $2,447,000 in fiscal 2005. The dollar decrease was due to two Pizzeria Regina locations that eliminated certain food items from their menus and to a decrease in cheese costs.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 25% in both fiscal 2006 and fiscal 2005.

The cost of food, beverages and liquor at the Company’s full service casual dining restaurants was $2,199,000 in fiscal 2006 compared to $2,181,000 in fiscal 2005. The dollar increase is a result of higher revenues.

Other Operating Expenses

Payroll Expenses.    Payroll expenses as a percentage of total revenues for all restaurants were 29% in fiscal 2006 compared to 30% in fiscal 2005. The decrease as a percentage of total revenues was attributable to the Pizzeria Regina locations which generally have lower payroll costs than the Company’s full service casual dining restaurants.

Payroll expenses for all the restaurants were $6,892,000 in fiscal 2006 compared to $6,676,000 in fiscal 2005. The dollar increase in payroll expenses was primarily due to the Pizzeria Regina at South Station in Boston, Massachusetts being open for the entire period and to higher employee incentive costs.

Payroll expenses at the Pizzeria Regina restaurants were 25% of restaurant sales in fiscal 2006 compared to 26% in fiscal 2005. The decrease as a percentage of restaurant sales was principally due to the reduction in personnel at two Pizzeria Regina restaurants due to the elimination of food items from their menus.

Payroll expenses at the Pizzeria Regina restaurants were $3,606,000 in fiscal 2006 compared to $3,585,000 in fiscal 2005. This dollar increase was primarily due to higher employee incentive costs and to the Pizzeria Regina at South Station, Boston, Massachusetts being open for the entire period.

Payroll expenses at the Company’s full service casual dining restaurants increased to 32% of restaurant sales in fiscal 2006 from 30% of restaurant sales in fiscal 2005. The increase as a percentage of restaurant sales was primarily attributable to higher employee incentive costs.

Payroll expenses at the Company’s full service casual dining restaurants were $2,848,000 in fiscal 2006 compared to $2,678,000 in fiscal 2005. This dollar increase was primarily due to higher employee incentive costs.

Payroll expenses at the Company’s Commissary were $438,000 for fiscal 2006 as compared to $413,000 in fiscal 2005.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 33% of total revenues in fiscal 2006 compared to 32% in fiscal 2005. The increase as a percentage of total revenues was primarily attributable to costs associated with the negotiation and extension of the Company’s leases for certain Pizzeria Reginas.

Other operating expenses, exclusive of payroll were $7,843,000 in fiscal 2006 compared to $7,237,000 in fiscal 2005. This dollar increase is primarily attributable to the Pizzeria Regina at South Station in Boston, Massachusetts being open for the entire period and to costs associated with the negotiation and extension of the Company’s leases for certain Pizzeria Reginas.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were 34% of restaurant sales in fiscal 2006 compared to 33% in fiscal 2005. The increase as a percentage of sales was primarily attributable to costs associated with the negotiation and extension of the Company’s leases for certain Pizzeria Reginas and to higher energy costs.

Other operating expenses, exclusive of payroll from the Pizzeria Regina restaurants were $4,962,000 in fiscal 2006 compared to $4,540,000 in fiscal 2005. This dollar increase was primarily attributable to the addition of a new Pizzeria Regina restaurant at South Station operating for the entire period and to costs associated with the negotiation and extension of the Company’s leases for certain Pizzeria Reginas and to higher energy costs.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 31 % of restaurant sales in fiscal 2006 from 29% of restaurant sales in fiscal 2005. The increase as a percentage of restaurant sales was primarily attributable to higher energy and maintenance costs at the Company’s full service casual dining restaurants.

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants were $2,747,000 in fiscal 2006 compared to $2,569,000 in fiscal 2005. The dollar increase was primarily attributable to higher energy costs and maintenance at the Company’s full service casual dining restaurants.

Other operating expenses also include commissary expenses, which were $134,000 in fiscal 2006 and $128,000 in fiscal 2005.

General and Administrative Expenses

General and administrative expenses were 11% of total revenues in both fiscal 2006 and in fiscal 2005.

General and administrative expenses were $2,484,000 in fiscal 2006, compared to $2,451,000 in fiscal 2005. The dollar increase is consistent with prior year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses as a percentage of total revenues were 4% in both fiscal 2006 and fiscal 2005.

Depreciation and amortization expense was $982,000 in fiscal 2006, as compared to $977,000 in fiscal 2005.

Pre-Opening Costs

Pre-opening expenses in fiscal 2006 were $0 compared to $93,000 in fiscal 2005. The costs which consist of labor, rent and training materials are primarily attributable to the opening of the new Pizzeria Regina restaurant at South Station in Boston, Massachusetts in fiscal 2005.

Litigation and Settlement Credits

In 1998 the Company formed a joint venture with Italian Ventures, LLC, a Kentucky limited liability company (‘‘Italian Ventures’’), and entered into a development agreement with it.

Approximately eight months after the joint venture and development agreement were entered into, the Company filed a lawsuit against Italian Ventures and certain related parties seeking dissolution of the joint venture. In fiscal 2001, the Company reached a settlement of the dispute with Italian Ventures, LLC in which it agreed to pay royalties on future revenues from certain ‘‘Bistro restaurants’’, as defined in the settlement agreement. The Company accrued a liability of $955,000 in the fourth quarter of fiscal 2001 as the estimated cost of the obligation to pay the future royalties, based upon a forecast of Bistro restaurant gross sales for the period May 2001 through April 2008 using historical information and estimates of growth of existing Bistro units, as well as anticipated future Bistro unit openings and closings. In the fourth quarter of fiscal 2003, the Company reduced the accrual by $443,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures. In 2004, the Company experienced the opening of an under performing Polcari’s in Cambridge, Massachusetts, which caused the Company to reassess its expansion plans due to financial constraints. As a result of this reassessment in fiscal 2004 the amount of accrual was reduced by $246,000 to $258,000 to reflect the Company’s revised estimates of the remaining obligations under the settlement agreement with Italian Ventures. In fiscal 2005, the Company closed a Polcari’s bistro restaurant in Hyannis, Massachusetts. As a result, the Company reduced the accrual by $98,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures. As of the end of fiscal 2005, the total remaining accrual was $126,000. In fiscal 2006, the Company reduced the accrual by $29,000 to reflect the Company’s revised estimate of its remaining obligations under the settlement agreement with Italian Ventures.

Charge for Asset Impairment

The Company recorded an impairment charge of $307,000 in the fourth quarter of fiscal 2006 which is included in the consolidated statements of operations related to the write-down of certain long-lived assets. The Company reviewed the carrying value of its long-lived assets and noted that the expected future cash flows for its Polcari’s bistro restaurant in Salem, New Hampshire are not sufficient to recover the recorded carrying value of long-lived assets at this location. The Company then reviewed the revenue and income trends at this location and determined that cash flow would not improve. Subsequent to this analysis the Company reviewed various scenarios and weighed the probability of each scenario. Accordingly, the Company recognized an impairment charge to reduce the carrying value of the leasehold improvementsto zero and restaurant equipment to a fair value of $161,000. The Company currently plans to continue to operate this restaurant for its remaining lease term.

Other Income

Other income was $22,000 in fiscal 2006 compared to $8,000 in fiscal 2005. The increase was primarily due to insurance reimbursement for business interruption insurance at the Pizzeria Regina restaurant in Paramus, New Jersey, due to a malfunction of the Paramus Mall’s HVAC system, which resulted in the closure of the entire mall.

Interest Expense and Interest Income

Interest expense decreased to $390,000 in fiscal 2006, compared to $478,000 in fiscal 2005. This decrease was primarily due to a refinancing of the Company’s credit facility.

Interest income was $17,000 in fiscal 2006 compared to $3,000 in fiscal 2005 due to an increase in cash reserves and higher interest rates.

Discontinued Operations

In the fiscal 2006 period, the sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005. In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc. in March, 2005 and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term in November, 2004. The financial results of Polcari’s of Hyannis, Inc., Polcari’s of Cambridge, Inc. and Pizzeria Regina in Richmond, Virginia are reflected in discontinued operations for all periods presented.

The income from discontinued operations was $70,000 in the fiscal 2006 period compared to a loss of $628,000 in fiscal 2005 period. In the fiscal 2006 period, the income from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts and a gain of $132,000 from the disposal of certain assets of the Polcari’s North End Restaurant in Cambridge, Massachusetts. In the fiscal 2005 period, the loss of $628,000 from discontinued operations represents operating losses from the Polcari’s bistro restaurant in Hyannis, Massachusetts, the Polcari’s North End restaurant in Cambridge, Massachusetts, and the Pizzeria Regina restaurant in Richmond, Virginia, and a gain of $15,000 from the disposal of certain assets of the Polcari’s bistro restaurant in Hyannis, Massachusetts.

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

Restaurant Sales

Restaurant sales in fiscal 2005 were $22,629,000 compared to $19,466,000 in fiscal 2004. The Company believes the increase in restaurant sales in fiscal 2005 compared to fiscal 2004 was attributable to the opening of the new Pizzeria Regina at the Prudential Center in Boston, Massachusetts in April 2004, the new Pizzeria Regina at South Station in Boston, Massachusetts in July 2004, and by the improved economy in the Northeastern United States. Sales volume for the restaurants open throughout both fiscal 2005 and 2004 increased by 3.8%.

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

Other operating expenses, exclusive of payroll, from the Company’s full service casual dining restaurants increased to 29% of restaurant sales in fiscal 2005 from 28% of restaurant sales in fiscal 2004. The increase as a percentage of restaurant sales was primarily attributable to an increase in promotions at the Polcari’s bistro restaurant in Salem, New Hampshire and higher energy costs and maintenance at the Company’s full service casual dining restaurants.

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

Litigation and Settlement Credits

In 1998 the Company formed a joint venture with Italian Ventures, LLC, a Kentucky limited liability company (‘‘Italian Ventures’’), and entered into a development agreement with it. Approximately eight months after the joint venture and development agreement were entered into, the Company filed a lawsuit against Italian Ventures and certain related parties seeking dissolution of the joint venture. In fiscal 2001, the Company reached a settlement of the dispute with Italian Ventures, LLC in which it agreed to pay royalties on future revenues from certain ‘‘Bistro restaurants’’, as defined in the settlement agreement. The Company accrued a liability of $955,000 in the fourth quarter of fiscal 2001 as the estimated cost of the obligation to pay the future royalties, based upon a forecast of Bistro restaurant gross sales for the period May 2001 through April 2008 using historical information and estimates of growth of existing Bistro units, as well as anticipated future Bistro unit openings and closings. In the fourth quarter of fiscal 2003, the Company reduced the accrual by $443,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures. In 2004, the Company experienced the opening of an under performing Polcari’s in Cambridge, Massachusetts, which caused the Company to reassess its expansion plans due to financial constraints. As a result of this reassessment in fiscal 2004 the amount of accrual was reduced by $246,000 to $258,000 to reflect the Company’s revised estimates of the remaining obligations under the settlement agreement with Italian Ventures. In fiscal 2005, the Company closed a Polcari’s bistro restaurant in Hyannis, Massachusetts. As a result, the Company reduced the accrual by $98,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures. As of the end of fiscal 2005, the total remaining accrual was $126,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funding during fiscal 2006 were cash provided by operations, and the proceeds received from the disposition of the assets of Polcari’s of Cambridge.

At April 30, 2006, the Company had a working capital deficit of $1,175,000 compared to a deficit of $1,339,000 at the end of fiscal 2005, and cash and cash equivalents $812,000, compared to $687,000 at the end of fiscal 2005. For the year ended April 30, 2006, the Company has net income before dividends to preferred shareholders of approximately $298,000. As of that date, the Company had stockholders’ equity of $55,000 as compared to a deficit of $164,000 at the end of fiscal 2005.

During fiscal 2006, the Company had a net increase in cash and cash equivalents of $124,000, reflecting net cash provided by operating activities of $794,000, net cash used for investing activities of $203,000 and net cash used for financing activities of $467,000.

Net cash provided by operating activities of $794,000 included net income of $298,000, depreciation and amortization expense of $981,000, a charge for asset impairment of $307,000, a decrease in inventories of $122,000, an increase in accounts payables of $216,000 and a decrease in accounts receivables of $13,000. This was partially offset by, an increase of other assets of $561,000 , a decrease in other long-term liabilities of $29,000, a decrease in deferred rent of $16,000, a decrease in accrued expenses of $324,000, an increase in prepaid expenses of $52,000 and a reduction of the litigation settlement of $29,000 and a gain on sale of discontinued operations of $132,000. Net cash used for investing activities of $203,000 reflects capital expenditures associated with the Polcari’s North End restaurant, Polcari’s North End bistro restaurants and various Pizzeria Regina restaurants partially offset by the asset sale of Polcari’s North End in Cambridge, Massachusetts, in the amount of $214,000. Net cash used for financing activities of $467,000 consisted of repayments of long term debt, lease obligations, stockholders loans and payments of preferred dividends.

At April 30, 2006, the Company had current liabilities of $2,802,000, including $998,000 of accounts payable, $1,422,000 of accrued expenses and, current maturities of long term obligations in the amount of $382,000. At April 30, 2006, the Company had long-term obligations, less current maturities, in the amount of $3,534,000, including $76,000 of notes payable to a stockholder, $1,579,000 due under its credit facility with Commerce Bank and Trust Company, $1,450,000 of convertible subordinated debentures, $352,000 of deferred rent, and $77,000 of other long-term liabilities primarily related to the litigation settlement agreement with Italian Ventures, LLC.

Regardless of whether the Company completes the Merger described in ‘‘Results of Operations — Overview’’ of this Item 7, the Company believes that its existing resources, together with cash flow generated from operations, will be sufficient to fund its cash flow requirements and maintain debt covenant compliance for the next twelve months. Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000, less any expenses it has paid for the benefit of Dolphin and its affiliates. In addition, the Company estimates that it will be required to incur direct transaction costs of $625,000, which include fees related to financial advisors, attorneys, accountants and financial printers. The Company has capitalized certain of these costs as deferred merger costs at April 30, 2006.

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

Contractual Obligations

The Company has long-term contractual obligations primarily in the form of leases and debt obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as of April 30, 2006. (See discussions of cash flows, financial position and capital resources as well as the Notes to the April 30, 2006 consolidated financial statements for further details).

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations(1)	$3,404,045	$374,754	$866,068	$713,223	$1,450,000
Operating lease obligations	19,215,983	3,107,683	5,601,400	3,764,200	6,742,700
Purchase obligations	—	—	—	—	—
Shareholder Note(2)	82,431	6,736	14,440	15,812	45,443
Total	22,702,459	3,489,173	6,481,908	4,493,235	8,238,143

(1)	Consists principally of bank borrowings under the Credit Facility and the $1,450,000 principal amount of long term convertible debentures.

(2)	Consists principally of shareholder note.

The Company requires cash to pay its operating expenses and to service the obligations listed above. The Company’s principal sources of funds are its operations. The Company cannot guarantee that its operations will generate cash in future periods.

The Credit Facility requires compliance with various financial covenants, of which the most restrictive are cash to debt ratio and profitability. If the Company defaults under any of the provisions of the Credit Facility, all amounts outstanding under each of the term facilities become due and payable, and the bank may proceed against its collateral, which includes substantially all of the Company’s assets. As of April 30, 2006 the Company was in compliance with the financial covenants of the Credit Facility.

CRITICAL ACCOUNTING POLICIES

The Company considers its accounting policies with respect to the use of estimates, long-lived assets and goodwill, and revenue recognition as the most critical to its results of operations and financial condition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, in fiscal 2001 the Company recorded a non-recurring charge for a litigation settlement agreement. This estimate was based on projected sales of current and future bistro restaurants, which assumed the number and timing of new Bistro Restaurants as defined in the settlement agreement as demonstrated by our discussion of this accrual in our results of operations. The actual royalty payments ultimately required to be paid may vary significantly from both the Company’s original and its revised estimates.

Long-Lived Assets

The Company evaluates its long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144 (‘‘SFAS No. 144’’). SFAS No. 144 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets, and certain identifiable intangibles to be disposed of.

Whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, as appropriate. In fiscal 2006 the Company recorded an impairment charge of $307,000 related to the write down of certain long-lived assets of a Polcari’s Bistro located in Salem, New Hampshire. In fiscal 2004, the Company recorded an impairment charge of $2,163,000, included in discontinued operations, related to the write-down of certain long-lived assets of the Polcari’s North End located in Cambridge, Massachusetts. The Company determined that the future cash flows which the Company estimated would be received from the respective restaurants would not be sufficient to recover the recorded carrying value of the long-lived assets applicable to that location.

Goodwill

Goodwill resulting from the excess of cost over fair value of net assets acquired is being tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 requires among other things, that companies no longer amortize goodwill but test goodwill for impairment at least annually. As of April 30, 2006, the Company’s goodwill of $453,643 was associated with the acquisition of Capucino’s, Inc. in 1994. No adjustment to the $453,643 balance of goodwill was deemed necessary during the year ended April 30, 2006. Prior to the adoption of SFAS 142, the Company amortized goodwill over twenty years.

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

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Correction’’, replaces ABP Opinion 20, ‘‘Accounting Changes,’’ and FASB Statement No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements,’’ and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of error made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, we do not believe that adoption of SFAS No. 154 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R which addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. It eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method. As permitted by the current SFAS No. 123, Accounting for Stock-Based Compensation, we have been accounting for share-based compensation to employees using APB Opinion No. 25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. Under the original guidance of SFAS No. 123R, we were to adopt the statement's provisions for the interim period beginning after June 15, 2005. However, in April 2005, as a result of an action by the Securities and Exchange Commission, companies were allowed to adopt the provisions of SFAS No. 123R at the beginning of their fiscal year that begins after June 15, 2005. Consequently, we adopted SFAS No. 123R on May 1, 2006. While we expect that the requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive program will significantly increase our operating expenses and result in lower earnings per share, the amount of the increase in operating expenses will depend on the level of future grants, the terms and fair values of such grants, and expected volatilities, among other factors, present at the grant dates. The adoption of SFAS No. 123R will have no impact on our cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Credit Facility described in Item 7 bear interest at a variable rate based on the bank’s prime rate. A 100 basis point change in the Credit Facility interest rate (approximately 9.75% at April 30, 2006) would cause the interest expense for fiscal 2007 to change by approximately $13,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at April 30, 2006. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions covenant compliance and other factors.

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

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS

The Company’s Financial Statements, together with the Report of the Registered Public Accounting Firm have been included at Item 15 and appear at Pages F-1 through F-32.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15 or 15d-15), which have been designed to ensure that material information related to the Company is timely disclosed. Based upon that evaluation, they concluded that the disclosure and procedures were effective and remained unchanged in the fourth quarter of year ended April 30, 2006. In addition, there was no change in the Company's internal controls over financial reporting that occured during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to directors:

Directors	Age	Position	Since
George R. Chapdelaine	61	Chief Executive Officer, President and Director	1994
Hugh Devine	58	Director	2000
Edward P. Grace III	56	Director	2004
Roger Lipton	65	Director	1996
John P. Polcari, Jr.	75	Director	1994
Peter E. Salas	52	Director	2005
Robert C. Taft	53	Director	2004

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

Mr. Grace has been President of Phelps Grace International, Inc., an investment management company, and Managing Director of Grace Venture Partners, LP. since 1998. Mr. Grace has over
30 years experience in the food service industry. He was the founder, Chairman, President and CEO of Bugaboo Creek Steak House, Inc., operator of both The Capital Grill, a 20 location fine dining restaurant, and the Bugaboo Creek Steak House, a casual dining restaurant chain with locations throughout the East Coast, from 1989 until 1996. He was Vice Chairman and a Director of RARE Hospitality International, Inc. from 1996 to 1998. From 1992 until 1994 he was the Chairman of Homestyle Buffet, Inc., a 34 location buffet style restaurant chain. Mr. Grace has served as the director of a number of public and private companies, including Professional Facilities Management, Inc., Not Your Average Joe's Inc., The Gemesis Corporation and Shawmut Design & Construction, Inc. He is currently a Trustee of Johnson & Wales University and of Bryant College and in the past has served on the boards of a number of other trade associations, and educational and philanthropic organizations, including the National Restaurant Association.

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

Mr. Salas has been President of Dolphin Asset Management Corporation and its related companies (‘‘Dolphin’’) since he founded it in 1988. Dolphin and its affiliates are the beneficial owners of approximately 40.3% of the Company’s outstanding capital stock, as set forth under the heading ‘‘Security Ownership of Certain Beneficial Owners and Management. Affiliates of Dolphin have entered into a merger agreement to acquire the Company. See ‘‘Item 13. Certain Relationships and Related Transactions.’’ Prior to founding Dolphin, he was with J.P. Morgan Investment Management, Inc. for ten years. Mr. Salas is currently a director and Chairman of the Board of both Tengasco, Inc. (AMEX: TGC), an independent oil and gas producer, and of ACT Teleconferencing, Inc. (OTC: ACTT), a global teleconferencing provider. He is also a director of Williams Controls, Inc. (OTCBB: WMCO), a manufacturer of electronic throttle controls, and Southwall Technologies, Inc. (OTCBB: SWTX), a manufacturer of energy control systems. Mr. Salas received an A.B. degree from Harvard in 1978.

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

CORPORATE GOVERNANCE

General

The Board of Directors of the Company believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of its stockholders. In response to the wave of corporate scandals and Congress’s enactment of the Sarbanes-Oxley Act of 2002 (‘‘Sarbanes-Oxley’’), in the Fall of 2002 the Board reviewed our corporate governance policies and practices and compared them to the provisions of Sarbanes-Oxley, the new and proposed rules of the SEC under that statute and practices suggested by various authorities in corporate governance. Based upon that review, in December 2002 the Board of Directors took steps to implement the then proposed new rules and listing standards. In particular, the Board:

•	adopted a new charter for our Audit Committee reflecting the requirements of Sarbanes-Oxley and the rules adopted or then proposed for audit committees;

•	adopted a charter for our Compensation Committee;

•	created a Corporate Governance and Nominating Committee (initially consisting of the entire Board) and adopted its charter;

•	Reviewed the independence standards for directors then being proposed or adopted by the SEC and Nasdaq and assessed the independence of existing board and committee members under those standards; and

•	adopted a Code of Ethics and a Code of Conduct which applies to all executive officers, directors, employees and agents of the Company.

Subsequent to the December 2002 meeting, the Board also approved adjustments in the actions taken at that meeting to conform to changes in regulations subsequently adopted by the SEC and the Nasdaq Stock Market, Inc.

Board of Directors and Regular Committees

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

The Board of Directors held eight meetings during the fiscal year ended April 30, 2006. All of the Company’s directors are encouraged to attend the Company’s annual meeting of stockholders. All of the Company’s directors were in attendance at the Company’s September, 2005 Annual Meeting.

The Board of Directors also acted by unanimous written consent in lieu of a special meeting on three occasions. Each current director attended at least 75% of the meetings of the Board of Directors and of committees of which he or she was a member held during the last fiscal year. Under the standards of the Nasdaq Stock Market, Inc. (NASD Rule 4200(a)(15)), the Company has determined that five of the seven directors, Messrs. Devine, Grace, Lipton, Salas and Taft, satisfy the requirements to be an independent director.

The Board currently has the following committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

Audit Committee.    The primary function of our Audit Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the management of the Company. The Audit Committee is directly responsible for the oversight of : (i) the integrity of the Company’s disclosure controls and procedures; (ii) the integrity of the Company’s internal controls over financial reporting; and (iii) the qualifications, independence, appointment, compensation and performance of the Company’s independent auditors. It also is responsible for administering the Company’s Code of Ethics and Code of Conduct, the establishment of ‘‘whistle-blowing’’ procedures, and the oversight of certain other compliance matters.

Under its charter adopted in December 2002, as subsequently amended and supplemented by SEC and stock market rules, the Audit Committee must consist of not less than one or more than three directors, all of whom satisfy the independence standards of the SEC, the Nasdaq Stock Market. The Audit Committee has been composed of Mr. Devine, Mr. Grace and Mr. Taft, all of whom the Board of Directors determined satisfy those standards. In 2005, the Board of Directors reviewed the qualifications of Mr. Grace and Mr. Taft and determined that each was an ‘‘audit committee financial expert’’ as defined by SEC rules. The Audit Committee held six meetings during the fiscal year ended April 30, 2006.

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

The Compensation Committee held one meeting during the fiscal year ended April 30, 2006.

Corporate Governance and. Nominating Committee.    The purpose of the Corporate Governance and Nominating Committee is to review and evaluate the Company’s policies, codes of conduct and guidelines, evaluate and make recommendations to the Board concerning Board committees, review and evaluate the CEO and other senior management (other than related to compensation), serve as a focal point for management succession planning, and identify and evaluate candidates for nomination as directors.

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

ADDITIONAL INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Reporting persons are also required to furnish the Company with copies of all Forms 3, 4, and 5 they file.

Based solely on the Company's review of the copies of Forms 3, 4 and 5 which it has received and written representations from certain reporting persons the Company believes that all of its directors, executive officers, and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended April 30, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation during each of the last three fiscal years of the Chief Executive Officer and of each executive officer and others whose annual salary and bonus exceeded $100,000 for services in all capacities to the Company during fiscal 2006 (collectively, the ‘‘Named Executive Officers’’).

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name and Principal Positions	Fiscal Year Ended	Salary ($)	Bonus ($)	Securities Underlying Stock Options(#)
George R. Chapdelaine	4/30/2006	241,000	0	0
President and CEO	4/24/2005	232,000	0	50,000
	4/25/2004	222,000	0	100,000
Anthony Buccieri	4/30/2006	137,000	0	0
Vice President Operations	4/24/2005	135,000	0	20,000
	4/25/2004	129,000	0	0
Fran V. Ross	4/30/2006	135,000	0	0
Vice President and	4/24/2005	130,000	0	20,000
Chief Financial Officer	4/25/2004	125,000	0	0
John Polcari, Jr.	4/30/2006	105,000	0	0
	4/24/2005	105,000	0	50,000
	4/25/2004	99,900	25,000	0

Stock Options

The following table presents certain information concerning stock options held by the Named Executive Officers. No stock options were granted to or exercised by the Named Executive Officers during the last fiscal year.

FISCAL YEAR-END OPTION VALUES

Name	Number of Shares of Common Stock Underlying Unexercised Options at April 30, 2006 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at April 30, 2006($)Exercisable/ Unexercisable
George R. Chapdelaine CEO	230,000/0	$39,600/$0
Anthony Buccieri	65,000/0	$13,200/$0
Fran V. Ross	65,000/0	$13,200/$0
John Polcari, Jr.(1)	135,000/0	$52,800/$0

(1)	includes options and warrants of spouse

Employment Contract

The Company and Mr. Chapdelaine, the Chief Executive Officer and President of the Company, entered into a two year employment agreement automatically renewable annually dated April 23, 2004. This agreement has been renewed through April 2007. Mr. Chapdelaine was also provided with an automobile plus the cost of annual insurance and with such other employee benefits as were generally available to employees or officers of the Company. Pursuant to the employment agreement, the Company agreed to grant Mr. Chapdelaine stock options to acquire 100,000 shares of Common Stock that vest over two years.

Under the terms of the employment agreement, if Mr. Chapdelaine's employment with the Company is terminated by the Company without cause, or if Mr. Chapdelaine terminates his employment with the Company for good reason (either a material reduction in his overall level of responsibility or the relocation of the Company's executive offices to a location that is more than 35 miles from Boston, Massachusetts, in each case without his consent) or due to a change in control of the Company, then the Company must continue to pay Mr. Chapdelaine his then-current base salary, payable monthly, during a one-year severance period, and Mr. Chapdelaine may not compete with the Company during that period.

Mr. Chapdelaine's employment agreement also contains a non-competition provision that prohibits Mr. Chapdelaine from directly or indirectly competing with the Company as long as he is an employee of the Company and, in the case of his voluntarily termination or his termination by the Company for cause, for a period of two years thereafter. The agreement also contains confidentiality provisions that provide that Mr. Chapdelaine may not disclose proprietary information of the Company, other than in furtherance of the business of the Company or in response to a court order.

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

Compensation of Directors

Non-employee directors of the Company presently do not receive cash compensation for their services as directors. The Company provides health insurance benefits or the cash equivalent to its directors and reimburses them for their out-of-pocket expenses in attending board meetings. In addition, directors were eligible for the grant of stock options under the 2002 Combination Stock Option and Share Award Plan. No options to purchase shares of common stock were awarded to directors under these plans during fiscal 2006.

In May, 2005, the Company created a special committee comprised of Messrs. Grace, Devine and Taft to evaluate strategic alternatives for the Company. Members of the committee were each paid a fee of $5,000. See ‘‘Item 13. Certain Relationships and Related Transactions.’’

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

The objective of the Compensation Committee in determining the compensation of the Company’s executive officers is to provide a base compensation which allows the Company to attract and retain experienced talent. The Compensation Committee’s philosophy is to align the executive officers’ interests with the success of the Company; therefore, the Committee has established bonus payments based on the Company’s performance. The cash compensation for each executive officer consists of a base salary plus the potential for an annual performance bonus. Mr. Chapdelaine’s salary for fiscal 2006 was based upon his pre-existing contract, and the amount of his bonus for fiscal 2006 was based upon his performance in relation to financial targets. The Company entered into a new automatically renewable employment agreement with Mr. Chapdelaine in April 2004. This agreement has been renewed through April 2007. The terms of this new employment agreement are in line with the Compensation Committee’s executive officer compensation philosophy.

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

Company Equity Compensation Plans

The Company presently maintains a 1994 Director Stock Option Plan and a 1994 Employee Combination Stock Option Plan under which options are no longer issued, and the Combination Stock Option and Share Award Plan (the ‘‘2002 Plan’’), pursuant to which it grants equity awards to eligible persons. The following table gives information about those plans.

	(a)	(b)	(c)
Plan category	Number securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrant and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,210,000	$.75	300,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,210,000	$.75	300,000

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 29, 2006 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each current director and nominee for director of the Company, (iii) each of the Named Executive Officers listed in the Summary Compensation Table below, and (iv) all current directors, nominees and executive officers of the Company, as a group. Except where otherwise indicated, this information is based upon information provided to the Company by the named person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percentage of Outstanding Shares
George R. Chapdelaine(3) c/o Boston Restaurant Associates, Inc. 999 Broadway Saugus, MA 01906	960,390	13.1%
Anthony Buccieri(9) c/o Boston Restaurant Associates, Inc. 999 Broadway, Suite 400 Saugus, MA 01906	70,100	1.0%
Hugh Devine(4) Devine & Pearson Crown Colony Park 300 Congress Street Quincy, MA 02169	110,000	1.5%
Edward P. Grace III(8) Grace Venture Partners Sun Trust Center, suite 1850 200 South Orange Avenue Orlando, FL 32801	243,547	3.4%
Roger Lipton (5)(6) 983 Park Avenue New York, NY 10028	80,000	1.1%
John P. Polcari, Jr. (5)(7) c/o Boston Restaurant Associates, Inc. 999 Broadway Saugus, MA 01906	1,061,568	14.7%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percentage of Outstanding Shares
Fran V. Ross (9) c/o Boston Restaurant Associates, Inc. 999 Broadway, suite 400 Saugus, MA 01906	89,901	1.3%
Peter E. Salas(10)(11) Dolphin Asset Management Corp. 129 East 17th Street New York, NY 10003	3,302,811	44.0%
Robert C. Taft (12) Caffino 3130 Crow Canyon Park Place, Suite 120 San Ramon, CA 94583	230,573	3.2%
Jordan Index Fund, Lp. (13) 1876 Woodhollow Lane, Apt. 306 Maryland Heights, MO 63043	903,186	11.7%
All directors, and executive officers as a group (9 persons) (14)	6,098,890	75.8%

*	Less than one percent

(1)	Unless otherwise indicated in other footnotes, to the knowledge of the Company, all persons listed have sole voting and investment power with respect to shares of Common Stock, except to the extent shared with spouses under applicable law.

(2)	In computing the number of shares beneficially owned and the percentage of ownership of that person, shares of Common Stock subject to options or warrants exercisable within 60 days after the date of the information in the table are deemed outstanding. However, such shares are not deemed outstanding for the purpose of computing percentage ownership of any other person.

(3)	Based upon information contained in a Schedule 13G Amendment as filed with the Securities and Exchange Commission on January 24, 2006. Includes 230,000 shares issuable pursuant to stock options.

(4)	Includes 110,000 shares issuable pursuant to stock options.

(5)	Includes 80,000 shares issuable pursuant to stock options.

(6)	Based upon information contained in a Schedule 13D, Amendment 3, as filed with the Securities and Exchange Commission on October 17, 2005.

(7)	Based upon information contained in a Schedule 13G Amendment as filed with the Securities and Exchange Commission on January 24, 2006. Includes 123,658 shares issued to Lucille Salhany and Mr. Polcari jointly with rights of survivorship and 12,741 shares held by Ms. Salhany for the benefit of certain family members. Includes 30,000 shares issuable pursuant to stock options, 25,000 shares issuable pursuant to stock warrants and 58,823 shares of Preferred Stock issued to Ms. Salhany.

(8)	Includes 100,000 shares issuable pursuant to stock options and 117,647 shares issuable pursuant to convertible Preferred Stock.

(9)	Includes 65,000 shares issuable pursuant to stock options.

(10)	Based upon information contained in a Schedule 13D, as amended, as filed with the Securities and Exchange Commission on March 24, 2006.

(11)	Includes 470,588 shares issuable pursuant to convertible Preferred Stock.

(12)	Based on information provided by Mr. Taft does not include 77,800 shares held by relatives of Mr. Taft for which he disclaims any beneficial ownership, however 100,000 shares issuable pursuant to stock options and 29,411 shares issuable pursuant to convertible preferred stock are included.

(13)	Based upon information contained in a Schedule 13G as filed with the Securities and Exchange Commission on February 13, 1998. Includes 500,000 shares issuable pursuant to currently exercisable warrants.

(14)	Includes 879,800 shares issuable pursuant to stock options and 617,646 shares issuable pursuant to convertible Preferred Stock.

On March 17, 2006, the Company entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) by and among the Company, Dolphin Direct Equity Partners, LP (‘‘Dolphin’’) and Braidol Acquisition Corp., (‘‘Braidol’’) a wholly-owned subsidiary of Dolphin (‘‘Sub’’), whereby Braidol Sub will merge (the ‘‘Merger’’) with and into the Company with the Company surviving the Merger. Under the terms of the Merger Agreement, the common stockholders of the Company, would be entitled to receive an amount equal to $0.70, without interest, per share of common stock. Under the terms of the Merger Agreement, the preferred stockholders of the Company would be entitled to receive a liquidation preference as set forth in the certificate of designation for the preferred stock, without interest, as well as the product of the number of shares of common stock that such shares of preferred stock are convertible in to immediately prior to the merger and $.70, without interest. The consummation of the Merger is subject to customary closing conditions, including the approval of the stockholders of the Company. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $625,000. The Company has determined that it is unlikely that the Company will satisfy this condition and has sought a waiver from Dolphin. As of June 29, 2006, the Company has not received that waiver.

In any event, the Company is required to pay certain of Dolphin’s expenses. Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000 less any expenses it has paid for the benefit of Dolphin and its affliates. As of the date hereof, Dolphin and its affiliate Dolphin Offshore Partners, L.P. hold a 40.3%beneficial interest in the Company’s common stock. Peter Salas, a member of the Company’s Board of Directors, is President of Dolphin Asset Management Corp. an affiliate of Dolphin, and its related companies.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subordinated Debentures

The Company had subordinated debentures outstanding at April 30, 2006 consisted of convertible subordinated debentures in the amount of $1,450,000 bearing interest at 8% through 31 December, 1997; 10% through 31 December, 1998; 12% through 31 December 1999; and 14% through 2011, equivalent to a blended rate of approximately 13.2% annually, payable semi-annually and convertible into the Company’s Common Stock at a conversion rate of $1.25 per share. The Company can redeem the convertible debentures under certain conditions. The debentures are due 31 December 2011. Mr. Lipton, a member of the Board of Directors of the Company, received a fee equal to 5% of the proceeds as compensation for services in connection with this transaction in fiscal 1997.

Preferred Stock

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

The Company agreed pursuant to a rights agreement between the Company and the investors to use commercially reasonable efforts to (i) register the resale of the shares of Common Stock issuable upon the conversion of the shares of Series A Preferred Stock upon demand of a sufficient number of the holders of the Series A Preferred Stock and (ii) include such shares of Common Stock in any registration statement for the benefit of the Company or any third party upon request of a sufficient number of the holders of the Series A Preferred Stock.

The Company sold the shares of Series A Preferred Stock pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. Directors of the Company, together with their affiliates, purchased 617,646 shares of this stock (117,647 shares by Mr. Grace, 470,588 shares by affiliates of Mr. Salas and 29,411 shares by Mr. Taft).

Merger Agreement

On March 17, 2006, the Company entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) by and among the Company, Dolphin Direct Equity Partners, LP (‘‘Dolphin’’) and Braidol Acquisition Corp., (‘‘Braidol’’) a wholly-owned subsidiary of Dolphin (‘‘Sub’’), whereby Braidol Sub will merge (the ‘‘Merger’’) with and into the Company with the Company surviving the Merger. Under the terms of the Merger Agreement, the common stockholders of the Company, would be entitled to receive an amount equal to $0.70, without interest, per share of common stock. Under the terms of the Merger Agreement, the preferred stockholders of the Company would be entitled to receive a liquidation preference as set forth in the certificate of designation for the preferred stock, without interest, as well as the product of the number of shares of common stock that such shares of preferred stock are convertible in to immediately prior to the merger and $.70, without interest. The consummation of the Merger is subject to customary closing conditions, including the approval of the stockholders of the Company. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $625,000. The Company has determined that it is unlikely that the Company will satisfy this condition and has sought a waiver from Dolphin. As of June 29, 2006, the Company has not received that waiver.

In any event, the Company is required to pay certain of Dolphin’s expenses. Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000, less any expenses it has paid for the benefit of Dolphin and its affiliates. As of the date hereof, Dolphin and its affiliate Dolphin Offshore Partners, L.P. hold a 40.3% beneficial interest in the Company’s common stock. Peter Salas, a member of the Company’s Board of Directors, is President of Dolphin Asset Management Corp. an affiliate of Dolphin, and its related companies.

Stockholder Notes

Currently the Company has two notes with a stockholder who is a relative of John Polcari, one of the Company’s directors, with current liabilities of $7,000 and long term liabilities of $76,000. The notes bear interest at 7.18% and 8% per year and mature on January, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As noted, the Audit Committee appointed BDO Seidman, LLP as the Company’s independent registered public accounting firm to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending April 30, 2006. BDO Seidman, LLP has audited the Company’s financial statements annually since 1994, and has served either the Company or its predecessor as independent public accountants for more than 19 years. The Audit Committee believes it is desirable and in the best interest of the Company to continue employment of that firm.

Audit Fees.    BDO Seidman, LLP billed the Company an aggregate of $141,319 and $132,625 for the fiscal years ended April 30, 2006 and April 24, 2005, respectively, for professional services rendered by BDO Seidman, LLP in connection with its audit of the Company’s financial statements, its review of the Company’s quarterly reports on Form 10-Q, and services normally provided in connection with statutory or regulatory filings or engagements.

Audit Related Fees.    BDO Seidman, LLP billed the Company an aggregate of    $0 and $9,735 in the fiscal years ended April 30, 2006 and April 24, 2005, respectively, for professional services rendered by BDO Seidman, LLP for assurance and related services reasonably related to the performance of an audit or review.

Tax Fees.    BDO Seidman, LLP billed the Company $52,525 and $28,225 for the fiscal years ended April 30, 2006 and April 24, 2005, respectively for tax compliance, tax advice and tax planning.

All Other Fees.    BDO Seidman, LLP did not bill the Company for professional services not otherwise described above in the fiscal years ended April 30, 2006 and April 24, 2005, respectively.

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

Audit Committee Report

Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control over financial reporting. Management has represented to the Audit Committee that the Company’s consolidated financial statements for the fiscal year ended April 30, 2006 were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee has reviewed and discussed the consolidated financial statements with management and separately with the independent accountants. The Audit Committee also reviewed with the independent auditors the accounting policies and practices critical to the Company’s financial statements, the alternative treatments within generally accepted accounting principles for policies and practices related to material items that have been discussed with management, the ramifications of each alternative, and the independent auditors’ preferred treatment. It also reviewed the material written communications between management and the independent auditors.

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

Based on the above review and procedures, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements for fiscal year April 30, 2006 be included in the Company’s Annual Report on Form 10-K for that fiscal year. Further, the Audit Committee has appointed BDO Seidman, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending April 29, 2007.

AUDIT COMMITTEE; Hugh Devine, Edward P. Grace III, Robert C. Taft

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS AND SCHEDULES

(1)	Financial Statements listed under Part II, Item 8

(2)	Financial Statement Schedules have been omitted because the required information is not applicable or required, or because the required information is shown either in the Financial Statements or the notes thereto.

EXHIBITS

Exhibit Number		Reference Number
2.01	Agreement and Plan of Merger dated March 17, 2006	M-2(i)
3.01	Amended Certificate of Incorporation of the Registrant	D-3.01*
3.02	Amended By-Laws of the Registrant	A-3(b)*
3.03	Designation of Preferred Stock	K-3.02*
4.01	Description of Stock (contained in the Amended Certificate of Incorporation of the Registrant, filed as Exhibit 3.01).	D-4.01*
4.02	Form of Certificate evidencing shares of Common Stock	C-4(b)*
10.01	Loan Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 30, 2002	G-6(a)(i)
10.02	Note from Boston Restaurant Associates, Inc. to Commerce Bank & Trust Company dated April 30, 2002	G-6(a)(ii)
10.03	Security Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 30, 2002	G-6(a)(iii)
10.04	Form of Indemnification Agreement with each of the directors and certain officers of the Registrant	A-10(bb)*
10.05	Incentive Stock Option Plan**	B- I 0(h)*
10.06	2002 Combination Stock Option and Share Award Plan**	F-10(h)*
10.07	Charter of the Audit Committee of Boston Restaurant Associates, Inc., as adopted December 6, 2002 as amended March 5, 2004	E-99
10.08	Second Allonge to Loan Agreement between Boston Restaurant Associates, herewith Inc. and Commerce Bank & Trust Company dated February 13, 2004	I-6(2)(i)*
10.09	First Allonges to Notes from Boston Restaurant Associates, Inc. to Commerce Bank & Trust Company dated February 13, 2004	I-6(a)(ii)*
10.10	Stock Purchase Warrant issued by Boston Restaurant Associates, Inc. in favor of Commerce Bank & Trust Company dated February 13, 2004	I-6a(iii)*
10.11	Employment agreement between Boston Restaurant Associates, Inc. and George R. Chapdelaine dated April 23, 2004**	I-99*
10.12	Stock Option Agreement	J-10(h)*

Exhibit Number		Reference Number
10.13	Loan Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 21, 2005	Filed Herewith
10.14	Loan Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 21, 2005	Filed Herewith
10.15	Mortgage in favor of Commerce Bank & Trust Company dated April 21, 2005	L-6(a)(iii)
10.16	Security Agreement between Boston Restaurant Associates, Inc. and Commerce Bank & Trust Company dated April 21, 2005	Filed Herewith
14.01	Code of Ethics	H-14*
21.01	Subsidiaries of the Registrant	A-21*
23.01	Consent of BDO Seidman, LLP	Filed herewith
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.01	Certifications of Chief Executive Officer and Chief Financial Officer to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

**	Management Contract or Compensatory Plan or Arrangement.

A	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Registration No. 33-81068). The number set forth herein is the number of the Exhibit in said registration statement.

B	Incorporated by reference to the Company’s proxy statement on Schedule 14A as filed with the SEC on July 12, 1994. The number set forth herein is the number of the Exhibit in said registration statement.

C	Incorporated by reference to the Company’s annual report on Form 10-K for the year ended April 30, 1994. The number set forth herein is the number of the Exhibit in said annual report.

D	Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended April 25, 1999. The number set forth herein is the number of the Exhibit in said annual report.

E	Incorporated by reference to the Company’s quarterly report on Form 10-QSB for period ending January, 2001. The number set forth herein is the number of the Exhibit in said quarterly report.

F	Incorporate by reference to the Company’s annual report on Form 10-K for the year ended April 28, 2002. The number set forth herein is the number of the Exhibit in said annual report.

G	Incorporated by reference to the Company’s quarterly report on Form 10-Q for period ended July 28, 2002. The number set forth herein is the number of the Exhibit in said quarterly report.

H	Incorporated by reference to the Company’s quarterly report on Form 10-Q for period ended January 25, 2004. The number set forth herein is the number of the Exhibit in said quarterly report.

I	Incorporated by reference to the Company’s annual report on Form 10-K for period ended April 25, 2004. The number set forth herein is the number of the Exhibit in said annual report.

J	Incorporated by reference to the Company’s current report on Form 8-K dated September 16, 2004. The number set forth herein in the number of the Exhibit in said schedule.

K	Incorporated by reference to the Company’s current report on Form 8-K dated January 21, 2005. The number set forth herein in the number of the Exhibit in said schedule.

L	Incorporated by reference to the Company’s annual Report on From 10-K for period ended April 24, 2005. The number set forth herein in the number of the Exhibit in said schedule.

M	Incorporated by reference to the Company’s current report on From 8-K dated March 17, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.
	By:	/s/ George R. Chapdelaine
Date: June 29, 2006		George R. Chapdelaine, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ George R. Chapdelaine	Chief Executive Officer, President and Director (principal executive officer)	June 29, 2006

George R. Chapdelaine

/s/ Fran V. Ross	Chief Financial Officer	June 29, 2006

Fran V. Ross

/s/ Robert Fabrizio	Chief Accounting Officer	June 29, 2006

Robert Fabrizio

/s/ Hugh Devine	Director	June 29, 2006

Hugh Devine

/s/ Edward P. Grace, III	Director	June 29, 2006

Edward P. Grace, III

/s/ Roger Lipton	Director	June 29, 2006

Roger Lipton

/s/ John P. Polcari, Jr.	Director	June 29, 2006

John P. Polcari, Jr.

/s/ Robert C. Taft	Director	June 29, 2006

Robert C. Taft

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Boston Restaurant Associates, Inc.

We have audited the accompanying consolidated balance sheets of Boston Restaurant Associates, Inc. and subsidiaries as of April 30, 2006 and April 24, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Restaurant Associates, Inc. and subsidiaries at April 30, 2006 and April 24, 2005, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Boston, Massachusetts
June 14, 2006

Boston Restaurant Associates, Inc.
and Subsidiaries
Consolidated Balance Sheets

	April 30, 2006	April 24, 2005
Assets (Note 5)
Current:
Cash and cash equivalents	$811,517	$687,207
Accounts receivable	127,370	111,404
Inventories (Note 1)	474,167	460,745
Prepaid expenses and other	213,465	161,529
Current assets of discontinued operations (Note 13)	—	164,597
Total current assets	1,626,519	1,585,482
Property and equipment (Notes 9 and 13):
Building	512,500	512,500
Leasehold improvements	6,935,321	6,651,396
Equipment, furniture and fixtures	4,700,528	4,567,460
	12,148,349	11,731,356
Less accumulated depreciation and amortization	8,838,098	7,598,139
Net property and equipment	3,310,251	4,133,217
Other assets, net (Note 2)	1,000,265	443,495
Goodwill (Note 3)	453,643	453,643
Noncurrent assets of discontinued operations (Note 13)	—	125,464
Total Assets	$6,390,678	$6,741,301

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.
and Subsidiaries
Consolidated Balance Sheets

	April 30, 2006	April 24, 2005
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$997,659	$715,021
Accrued expenses (Note 4)	1,422,477	1,606,671
Current maturities (Notes 5, 6 and 9):
Long-term debt	374,754	353,396
Notes payable – stockholder	6,736	6,420
Obligations under capital leases	—	31,152
Current liabilities of discontinued operations (Note 13)	—	211,335
Total current liabilities	2,801,626	2,923,995
Long-term obligations:
Long-term debt, less current maturities (Note 5)	1,579,291	1,946,604
Notes payable – stockholder, less current maturities (Note 6)	75,695	82,430
Deferred rent (Note 9)	351,559	367,206
Subordinated debentures (Notes 7 and 10)	1,450,000	1,450,000
Other long-term liabilities (Note 9)	77,095	135,046
Total liabilities	6,335,266	6,905,281
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity (deficit) (Notes 7 and 10):
Preferred stock, $.01 par value, 10,000,000 shares authorized; 1,147,056 shares issued and outstanding at April 30, 2006 and April 24, 2005 (liquidation preference of $974,998 plus accrued and unpaid dividends)	946,278	946,278
Common stock, $.01 par value 25,000,000 shares authorized; issued 7,060,170 shares; outstanding 7,035,170 shares as of April 30, 2006 and April 24, 2005	70,602	70,602
Additional paid-in capital	10,960,396	10,960,396
Accumulated deficit	(11,897,172)	(12,116,564)
	80,104	(139,288)
Less: treasury stock, 25,000 shares at cost as of April 30, 2006 and April 24, 2005	(24,692)	(24,692)
Total stockholder’s equity (deficit)	55,412	(163,980)
Total liabilities and stockholders’ equity (deficit)	$6,390,678	$6,741,301

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.
and Subsidiaries
Consolidated Statements of Operations

Years ended	April 30, 2006	April 24, 2005	April 25, 2004
Revenues:
Restaurant sales	$23,535,406	$22,628,783	$19,466,386
Franchise fees (Note 9)	—	269	16,600
Total revenues	23,535,406	22,629,052	19,482,986
Costs and expenses:
Cost of food, beverages and liquor	4,477,172	4,628,052	3,769,034
Other operating expenses	14,735,338	13,912,348	12,044,045
General and administrative	2,484,226	2,450,578	2,738,690
Depreciation and amortization	981,549	976,686	930,272
Pre-opening costs	312	93,196	77,140
Litigation and settlement credits (Note 9)	(28,805)	(98,259)	(246,228)
Charge for asset impairment	306,787	—	—
Total costs and expenses	22,956,579	21,962,601	19,312,953
Operating income	578,827	666,451	170,033
Interest expense, net of interest income of $17,316, $2,905 and $2,890 and in 2006, 2005 and 2004, respectively	(372,941)	(475,132)	(493,200)
Other Income, net	21,936	8,418	221,630
Income (loss) from continuing operations	227,822	199,737	(101,537)
Discontinued Operations (Note 13):
Loss from operations	(61,568)	(643,667)	(3,335,741)
Gain from disposal of discontinued operations	132,004	15,215	—
Income (loss) from discontinued operations	70,436	(628,452)	(3,335,741)
Net Income (loss)	298,258	(428,715)	(3,437,278)
Less: preferred stock dividends	(78,866)	(20,583)	—
Income (loss) available to common shareholders	$219,392	$(449,298)	$(3,437,278)
Income (loss) per share of common stock (Basic and Diluted) (Note 12)
Continuing Operations	$.02	$.03	$(.01)
Discontinued Operations	.01	(.09)	(.48)
Income (loss) available to common shareholders	$.03	$(.06)	$(.49)

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.
and Subsidiaries
Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock $.01 Par Value		Common Stock $.01 Par Value		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, April 27, 2003	—	$—	$7,060,170	$70,602	$10,922,636	$(8,229,988)	$25,000	$(24,692)	$2,738,558
Issuance of warrants in exchange for bank waiver	—	—	—	—	29,999	—	—	—	29,999
Net loss for the year	—	—	—	—	—	(3,437,278)	—	—	(3,437,278)
Balance, April 25, 2004			7,060,170	70,602	10,952,635	(11,667,266)	25,000	(24,692)	(668,721)
Issuance of warrants	—	—	—	—	7,761	—	—	—	7,761
Issuance of Preferred Stock net of issuance costs of $29,000	1,147,056	946,278	—	—	—	—	—	—	946,278
Preferred Stock Dividends	—	—	—	—	—	(20,583)	—	—	(20,583)
Net loss for the year	—	—	—	—	—	(428,715)	—	—	(428,715)
Balance, April 24, 2005	1,147,056	946,278	7,060,170	70,062	10,960,396	(12,116,564)	25,000	(24,692)	(163,980)
Preferred Stock Dividends	—	—	—	—	—	(78,866)	—	—	(78,866)
Net income for the year	—	—	—	—	—	298,258	—	—	298,258
Balance, April 30, 2006	1,147,056	$946,278	$7,060,170	$70,062	$10,960,396	$(11,897,172)	25,000	$(24,692)	$55,412

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows

Years ended	April 30, 2006	April 24, 2005	April 25, 2004
Cash flows from operating activities:
Income (loss) from operations (Note 11)	$227,822	$199,737	$(101,537)
Income (loss) from discontinued operations	70,436	(628,452)	(3,335,741)
Net Income (loss)	298,258	(428,715)	(3,437,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain (loss) from disposal of discontinued operations	(132,004)	—	—
Depreciation and amortization	981,549	1,102,927	1,231,399
Litigation and settlement credits	(28,805)	(98,259)	(246,228)
Warrants in consideration of loan agreement	—	7,761	29,999
Charge for asset impairment	306,787	—	2,162,584
Changes in operating assets and liabilities:
Accounts receivable	13,061	29,544	(32,852)
Inventories	122,148	139,595	(194,880)
Prepaid expenses and other	(51,936)	32,774	(29,693)
Other assets	(561,398)	(20,330)	(18,429)
Accounts payable	216,014	(276,824)	478,399
Accrued expenses	(324,139)	314,034	96,960
Deferred rent	(15,647)	(134,263)	105,198
Other long-term liabilities	(29,146)	(17,711)	(9,454)
Net cash provided by operating activities	794,742	650,533	135,725
Cash flows from investing activities
Capital expenditures	(416,992)	(801,883)	(3,040,138)
Proceeds from sale of assets of discontinued operations	213,718	552,332	—
Net cash used for investing activities	(203,274)	(249,551)	(3,040,138)
Cash flows from financing activities:
Repayments of long-term debt	(345,955)	(3,383,158)	(384,348)
Repayments of capital lease obligations	(31,152)	(222,535)	(195,366)
Repayments of stockholder loans	(6,419)	(6,114)	(5,820)
Repayments of subordinated convertible debentures	—	—	—
Proceeds from preferred stock net of Issuance costs of $29,000		946,278	—
Payments of preferred dividends	(83,632)	—	—
Proceeds from issuance of long-term debt	—	2,300,000	3,035,000
Net cash provided by (used for) financing activities	(467,158)	(365,529)	2,449,466
Net increase (decrease) in cash and cash Equivalents	124,310	35,453	(454,947)
Cash and cash equivalents, beginning of year	687,207	651,754	1,106,701
Cash and cash equivalents, end of year	$811,517	$687,207	$651,754

See accompanying summary of accounting policies and notes to consolidated financial statements.

Boston Restaurant Associates, Inc.
and Subsidiaries
Summary of Accounting Policies

Nature of Business and Basis of Presentation (see also Note 1)	The Company is engaged in the restaurant business. As of April 30, 2006 the Company operated thirteen pizza restaurants and three casual Italian dining restaurants. As of April 24, 2005, the Company operated thirteen pizza restaurants and four casual Italian dining restaurants. As of April 25, 2004, the Company operated thirteen pizza restaurants and five casual Italian dining restaurants.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year	The Company’s fiscal year ends on the last Sunday in April. Fiscal years 2005, and 2004 included 52 weeks, fiscal year 2006 included 53 weeks.

Use of Estimates	The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents	The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. As of April 30, 2006 and April 24, 2005, cash equivalents were not material.

Financial Instruments	The estimated fair values of the Company’s financial instruments, which consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and certain long-term obligations, approximate their carrying values based on their maturity dates and prevailing market interest rates.

Inventories	Inventories are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment	Property and equipment are stated at cost. Depreciation is computed using straight-line methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful lives of the

Boston Restaurant Associates, Inc.
and Subsidiaries
Summary of Accounting Policies

improvements or the length of the related lease excluding renewal option periods, whichever one is shorter.

Other Assets

Deferred Financing Costs	Costs incurred in connection with obtaining financing are amortized over the terms of the related debt.

Lease Acquisition Rights	Costs incurred in connection with the purchases of leases are being amortized over the shorter of the term of the leases or the expected benefit periods.

Goodwill	Effective April 29, 2002 the Company adopted FASB Statement No. 141,Business Combinations (‘‘SFAS 141’’) and No. 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 also requires that companies no longer amortize goodwill, but test goodwill for impairment at least annually. In addition, SFAS 142, requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

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

Boston Restaurant Associates, Inc.
and Subsidiaries
Summary of Accounting Policies

area development agreements, commence operations. Franchise royalties, which are based on a percentage of franchised restaurants’ sales, are recognized as earned.

Advertising Costs	Advertising costs are expensed when incurred. Advertising expense amounted to approximately $413,000 $411,000, and $507,000 in 2006, 2005 and 2004, respectively.

Pre-Opening Costs	All nonrecurring costs, such as recruiting, training pre-opening rent and other initial direct administrative expenses associated with the opening of new restaurant locations, are expensed as incurred.

Taxes on Income	The Company accounts for income taxes under the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109 (‘‘SFAS No. 109’’), ‘‘Accounting for Income Taxes.’’ Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of any tax rate change on deferred taxes is recognized in income in the period that includes the enactment date of the tax rate change. Realizability of deferred tax assets is assessed and if not more likely than not, a valuation allowance is recorded to write down the deferred tax assets to their net realizable value.

Stock Options	The Company accounts for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ (‘‘APB 25’’) and related interpretations. Accordingly, the Company has recognized no compensation cost for its stock option plans. The Company issues stock options with exercise prices equal to or above the prevailing market rate on the grant date and specifically at a 110% of market rate to holders of 10% or more of common stock. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 (‘‘SFAS No. 123’’), ‘‘Accounting for Stock-Based Compensation,’’ as amended by SFAS No. 148 which require the prominent disclosure of the effects of fair value accounting on earnings and earnings per share of common stock on a pro forma basis.

Boston Restaurant Associates, Inc.
and Subsidiaries
Summary of Accounting Policies

Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below along with the additional disclosures required by SFAS No. 148 are as follows:

Years ended April	2006	2005	2004
Net Income (loss)	$298,258	$(428,715)	$(3,437,278)
Less: dividends	(78,866)	(20,853)	—
Income (loss) available to common stockholders as reported	219,392	(449,298)	(3,437,278)
Deduct:
Total stock-based compensation expense determined under fair value based method	3,709	201,330	11,429
Income (loss) available to common stockholders-pro forma	$215,683	$(650,628)	$(3,448,707)
Basic and diluted earnings per share:
As reported	$.03	$(.06)	$(.49)
Pro forma	$.03	$(.09)	$(.49)

Net Income (Loss) Per Share of Common Stock	The Company follows Statement of Financial Accounting Standards No. 128 (‘‘SFAS No. 128’), ‘‘Earnings per Share.’’ Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

Long-Lived Assets	The Company follows Statement of Financial Accounting Standards No 144 (‘‘SFAS 144’’) ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes Statement of Financial Accounting

Boston Restaurant Associates, Inc.
and Subsidiaries
Summary of Accounting Policies

Standard No. 121 (‘‘SFAS 121’’), ‘‘Accounting for the Impairment of Long-Lived Assets To Be Disposed Of’’, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (‘‘APB 30’’), ‘‘Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions’’ for the disposal of a segment of a business. However, it retains the requirement of ABP 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. In fiscal 2005, the Company discontinued certain of its restaurant locations (see Note 13).

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In fiscal 2006, the Company recorded an impairment charge of approximately $307,000 related to the write-down of certain long-lived assets to fair value. In fiscal 2004, the Company recorded an impairment charge of approximately $2,163,000 related to the write-down of certain long-lived assets to fair value.

The Company recorded an impairment charge of $307,000 in the fourth quarter of fiscal 2006 which is included in the consolidated statements of operations related to the write-down of certain long-lived assets. The Company reviewed the carrying value of its long-lived assets and noted that the expected future cash flows for its Polcari’s bistro restaurant in Salem, New Hampshire are not sufficient to recover the recorded carrying value of long-lived assets at this location. The Company then reviewed the revenue and income trends at this location and determined that cash flow would not improve. Subsequent to this analysis the Company reviewed various scenarios and weighed the probability of each scenario. Accordingly, the Company recognized an impairment charge to reduce the carrying value of leasehold improvements to zero and restaurant equipment to a fair value of $161,000. The Company currently plans to continue to operate this restaurant for its remaining lease term.

Boston Restaurant Associates, Inc.
and Subsidiaries
Summary of Accounting Policies

New Accounting Pronouncements	In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Correction’’, replaces ABP Opinion 20, ‘‘Accounting Changes,’’ and FASB Statement No. 3, ‘‘Reporting Accounting Changes in Interim Financial Statements,’’ and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of error made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, we do not believe that adoption of SFAS No. 154 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R which addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. It eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method. As permitted by the current SFAS No. 123, Accounting for Stock-Based Compensation, we have been accounting for share-based compensation to employees using APB Opinion No. 25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. Under the original guidance of SFAS No. 123R, we were to adopt the statement's provisions for the interim period beginning after June 15, 2005. However, in April 2005, as a result of an action by the Securities and Exchange Commission, companies were allowed to adopt the provisions of SFAS No. 123R at the beginning of their fiscal year that begins after June 15, 2005. Consequently, we adopted SFAS No. 123R on May 1, 2006. While we expect that the requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive program will significantly increase our operating expenses and result in lower earnings per share, the amount of the increase in operating

Boston Restaurant Associates, Inc.
and Subsidiaries
Summary of Accounting Policies

expenses will depend on the level of future grants, the terms and fair values of such grants, and expected volatilities, among other factors, present at the grant dates. The adoption of SFAS No. 123R will have no impact on our cash flows.

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

1. Inventories

	April 30, 2006	April 24, 2005
Food, beverages, and liquor	$198,770	$204,291
Paper goods and supplies	275,397	256,454
Total	$474,167	$460,745

2. Other Assets, Net	Other assets net, consist of the following:

	April 30, 2006	April 24, 2005
Deposits and other	$476,501	$397,069
Lease acquisition rights	290,700	290,700
Deferred financing costs	409,577	398,436
Deferred costs	514,575	—
	1,691,353	1,086,205
Less: accumulated amortization	691,088	642,710
Other assets, net	$1,000,265	$443,495

3. Goodwill	In accordance with SFAS 142, an intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied to all goodwill and other intangible assets regardless of when those assets were initially recognized.

As of April 29, 2002, theCompany’s goodwill of $453,643 was associated with the acquisition of Capucino’s, Inc. in 1994. The Company performed its annual impairment test on April 30, 2006 and no adjustment to the $453,643 balance of goodwill was deemed necessary.

4. Accrued Expenses	Accrued expenses consist of the following:

	April 30, 2006	April 24, 2005
Professional fees	$172,360	$183,954
Compensation	669,687	688,289
Interest	124,465	132,961
Accrued rent	30,011	48,979
Accrued dividends	15,817	20,583
Gift certificates	183,624	177,163
Other	122,221	271,725
Taxes other than income taxes	104,292	83,017
Total	$1,422,477	$1,606,671

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

5. Credit Facility and Long-Term Debt	On April 21, 2005 the Company refinanced its debt with Commerce Bank and Trust Company and a new $2,300,000 Credit Facility was established. This Credit Facility consists of a $1,500,000 4 year term note bearing interest at the bank base rate plus 2% and an $800,000 mortgage in favor of Commerce Bank and Trust Company at a fixed rate of 7%. The mortgage has a twenty year amortization schedule with a complete payment of principal due at the end of five years. All borrowing under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.

	April 30, 2006	April 24, 2005
Note payable to a bank bearing interest at 9.75% (subject to adjustments to the bank's base rate plus 2%) representing $1,500,000 borrowings, payable in aggregate monthly installments of principal and interest of $37,709 through April, 2009	$1,172,900	$1,500,000
Mortgage in favor of Commerce Bank and Trust Company, bearing interest at 7%, representing borrowing against the Company's property in Boston's North End payable in aggregate monthly installments of principal and interest of $6,253 through April, 2010 with the then outstanding principal due in April, 2010	781,145	800,000
Total	1,954,045	2,300,000
Less current maturities	374,754	353,396
Long-term debt	$1,579,291	$1,946,604

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

5. Credit Facility and Long-Term Debt (Continued)	Maturities of long-term debt are as follows:

Fiscal year ending	Amount
2007	$374,754
2008	412,345
2009	453,723
2010	713,223
2011	—
Total	$1,954,045

6. Notes Payable — Stockholder	Notes payable — stockholder consists of two notes, with an aggregate principal amount of $82,431 and interest at 7.18% and 8%, payable in aggregate monthly installments of principal and interest of $810, maturing January 2017. Maturities of notes payable — stockholder are as follows:

Fiscal year ending	Amount
2007	$6,736
2008	7,059
2009	7,389
2010	7,732
2011	8,085
Thereafter	45,430
Total	$82,431

7. Subordinated Debentures	Subordinated debentures with an outstanding balance of $1,450,000 at April 30, 2006 and April 24, 2005 consist of convertible debentures bearing interest at variable rates of 8% through December 31, 1997, 10% through December 31, 1998, 12% through December 31, 1999 and 14% through December 31, 2011, payable semi-annually and convertible into the Company’s common stock at a conversion rate of $1.25 per share. The Company has recorded interest costs related to these debentures at a straight-lined rate of 13.2%. The convertible debentures are convertible at the option of the holder, at any time, and automatically convertible into shares of common stock at the conversion rate if the average bid price of the Company’s common stock for any sixty consecutive trading days is equal to or greater than $3.00. The debentures are due on December 31, 2011. A member of the Board of Directors of the Company received a fee equal to 5% of the proceeds as compensation for services in fiscal 1997 in connection with this transaction.

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

8. Taxes on Income	At April 30, 2006 the Company has the following net operating loss carryforwards, subject to review by the Internal Revenue Service, available to offset future federal taxable income:

	Amount	Expiration Dates
Net operating losses purchased in a 1994 acquisition, whose use is limited	$547,000	2005 - 2009
Net operating losses incurred before and after acquisition and available for immediate offset against taxable income	$5,615,000	2008 - 2024

Deferred tax assets are comprised of the following:

	April 30, 2006	April 24, 2005
Deferred tax assets:
Net operating loss carryforwards	$1,344,000	$1,976,000
Fixed assets	1,236,000	1,595,000
Pre-opening costs	107,000	161,000
Accruals and other reserves	28,000	50,000
Valuation allowance	(2,715,000)	(3,782,000)
Net deferred tax assets	$—	$—

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

A reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of income (loss) before taxes on income (loss) is as follows:

	April 30, 2006	April 24, 2005	April 25, 2004
Statutory rate	34.0%	34.0%	(34.0%)
Change in valuation allowance	(34.0)	(34.0)	34.0
Effective tax rate	—%	—%	—%

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

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

The following is an analysis of equipment held under capital leases, included in property and equipment in the accompanying consolidated balance sheets:

	April 30, 2006	April 24, 2005
Equipment	—	$424,761
Less accumulated amortization	—	303,401
Net leased property under capital leases	—	$121,360

Aggregate minimum rental requirements under operating leases as of April 30, 2006, are approximately as follows:

Fiscal year ending	Operating Leases
2007	3,107,683
2008	2,952,500
2009	2,648,900
2010	2,125,900
2011	1,638,300
Thereafter	6,742,700
Total minimum lease payments	$19,215,983

Deferred rent liabilities of $351,559 and $367,206 as of April 30, 2006 and April 24, 2005, respectively, were recorded in order to recognize lease escalation provisions on a straight-line basis for certain operating leases.

Rent expense under all operating leases amounted to approximately $3,022,000, $3,079,000 and, $3,015,000 during fiscal 2006, 2005 and 2004, respectively, which included contingent rent of approximately $92,000, $97,000, and $60,000 respectively.

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

9. Commitments and Contingencies (Continued)

Franchising	In December 1997, the Company formed Boston Restaurant Associates International, Inc. (‘‘BRAII’’), a wholly-owned subsidiary, for the purpose of offering Pizzeria Regina and Polcari’s franchise opportunities both domestically and internationally. During fiscal 2006 the Company did not recognize any royalties. During fiscal 2005 the Company recognized approximately $269 in royalties. During fiscal 2004, the Company recognized approximately $17,000 in royalties.

Joint Venture and Development Agreements	In December 1998, the Company formed a joint venture with Italian Ventures, LLC (‘‘Italian Ventures’’), a Kentucky corporation controlled by two then Company directors, and entered into a Development Agreement (the ‘‘Agreement’’) for the purpose of developing domestic casual Italian dining restaurants. The Company had a 51% equity interest in the joint venture entity, Regina Ventures, LLC (‘‘Regina Ventures’’).

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

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

9. Commitments and Contingencies (Continued)

Joint Venture and Development Agreements (Continued)	receive any on-going benefit to its operations as a result of the settlement. The Company determined that a loss had been incurred in settlement of litigation.

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

During fiscal 2006 the Company made royalty payments of approximately $34,000 and recorded interest expense of approximately $6,000. The Company also reduced the accrual by $29,000 to reflect the Company’s revised estimate of its remaining obligations under the settlement agreement with Italian Ventures, which is reflected in the consolidated statement of operations in fiscal 2006. During fiscal 2005, the Company made royalty payments of approximately $49,000 and recorded interest expense of approximately $15,000 related to the amortization of the discount to present value. In the fourth quarter of fiscal 2005, the Company reviewed the estimate of future royalties based upon the sale of a bistro in Hyannis. As a result, the accrual related to the settlement liability was reduced by approximately $98,000 to reflect the Company’s revised estimate of its remaining obligation under the settlement agreement with Italian Ventures. The $98,000 reduction in the settlement liability is reflected in the consolidated statements of operations for fiscal 2005. During fiscal 2004, the Company made royalty payments of approximately $48,000 and recorded interest expense of $28,000 related to the amortization of the discount to present value. The Company also reduced the settlement reserve by approximately $246,000 based on a revised expansion plan which is reflected in the consolidated statement of operations in fiscal 2004.

Legal Matters	The Company is not party to any material litigation. On March 6, 2006 a Charge of Discrimination was filed by a former employee with the Massachusetts Commission

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

9. Commitments and Contingencies (Continued)

Legal Matters (Continued)	Against Discrimination and with the Equal Opportunity Commission. The Company intends to vigorously defend this action however, the Company cannot predict the outcome at this time.

From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Interest Rate Risk	The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, borrowings under the Credit Facility bear interest at a variable rate based on the bank’s prime rate. A 100 basis point change in the Credit Facility interest rate (approximately 9.75% at April 30, 2006) would cause the interest expense for fiscal 2007 to change by approximately $13,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at April 30, 2006. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions covenant compliance and other factors.

The Company’s otheroutstanding long-term debt bears fixed rates of interest. The Company believes there is no material exposure to a market interest rate risk that could affect future results of operations or financial conditions.

Commodity Price	Many of the food products and other operating essentials Risk purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are beyond the Company’s control. The Company’s supplies and raw materials are available from several sources and we are not dependent upon any single source for these items. The Company negotiates directly with wholesale suppliers of certain high volume food ingredients such as cheese, tomato sauce, and flour to ensure consistent quality and competitive pricing. These ingredients are then purchased for the Company by a third party independent distributor at the negotiated price and redistributed to the Company’s restaurants. All other food ingredients and beverage products are purchased directly by the general manager of each restaurant in accordance

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

9. Commitments and Contingencies (Continued)

Commodity Price (Continued)	with corporate guidelines. Certain significant items that could be subject to price fluctuations are cheese and flour products.

10. Stockholders’ Equity (Deficit)

Series A Preferred Stock	On January 20, 2005, the Company sold 1,147,056 shares of its Series A Preferred Stock, $.01 par value per share, to 11 accredited investors in a private transaction pursuant to subscription agreements between each such investor and the Company. Each share of Series A Preferred Stock may be converted at any time at the option of the holder of such share into one share of its Common Stock, $.01 par value per share at a conversion price of $.85 and pays an 8% annual dividend payable quarterly. The investors paid $0.85 per share, for aggregate gross proceeds of $975,000 and shall have the right to vote in all matters, the number of votes equal at any time to the number of shares of Common Stock to which Series A Preferred Stock would be convertible at the then applicable conversion price. The holders of Series A Preferred Stock, prior to any distribution to holders of Common Stock, shall be entitled to receive pro rata a preferential amount equal to $0.85 per share of Series A Preferred Stock held by them plus all accrued but unpaid dividends. Directors of the Company, together with their affiliates, own 617,646 shares of this stock.

The Company agreed pursuant to a rights agreement between the Company and the investors to use commercially reasonable efforts to (i) register the resale of the shares of Common Stock issuable upon the conversion of the shares of Series A Preferred Stock upon demand of a sufficient number of the holders of the Series A Preferred Stock and (ii) include such shares of Common Stock in any registration statement for the benefit of the Company or any third party upon request of a sufficient number of the holders of the Series A Preferred Stock.

The Company sold the shares of Series A Preferred Stock pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

10. Stockholders' Equity (Deficit) (Continued)

Stock Options and Warrants	In September 2002, the Company’s stockholders approved the 2002 Combination Stock Option and Share Award Plan. In September 2005 the Company’s stockholders approved an addition 300,000 incentive stock options.

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

Incentive stock options may be granted to holders of more than 10% of the Company’s common stock at an exercise price of at least 110% of the fair market value of the Company’s common stock at the grant date. The terms of the options granted are to be determined by the committee, but in no event shall the term of any incentive stock option extend beyond three months after the time a participant ceases to be an employee of the Company. No options may be exercised more than five years after the date of the grant for 10% stockholders, or ten years after the date of grant for all other participants. A total of 800,000 shares of common stock have been reserved for issuance under the 2002 Combination Plan of which, 300,000 are available for future grants.

Changes in options outstanding under the 2002 Plan, options issued in connection with the guarantees of certain leases and debt by the Company’s President and Treasurer, and options issued under prior plans are summarized as follows:

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

10. Stockholders' Equity (Deficit) (Continued)

Stock Options and Warrants (Continued)

	Shares	Weighted- Average Exercise Price
Balance, April 27, 2003	773,800		$1.00
Granted	100,000		0.70
Expired	—		—
Balance, April 25, 2004	873,800		$0.96
Granted	440,000		.39
Expired	(39,000)		1.00
Balance, April 24, 2005	1,274,800		.77
Granted	—		—
Expired	(64,800)		1.15
Balance, April 30, 2006	1,210,000	$	..75

As of April 30, 2006, options for 1,210,000 shares were exercisable at prices ranging from $.37 to $1.88.

The following tables summarizes stock options outstanding and exercisable at April 30, 2006:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$0.37 - $1.17	1,150,000	5.2	$.70
1.24	30,000	1.9	1.24
1.88	30,000	1.3	1.88
$0.37 - $1.88	1,210,000	5.0	$.75

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$0.37 - $1.17	1,150,000	$.70
1.24	30,000	1.24
1.88	30,000	1.88
$0.37 - $1.88	1,210,000	$.75

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

10. Stockholders' Equity (Deficit) (Continued)

Stock Options and Warrants (Continued)

In determining the pro forma amounts, the Company estimated the fair value of each option granted using the Black-Scholes option pricing model with the following weighted-average assumptions:

	April 30, 2006	April 24, 2005	April 25, 2004
Risk free interest rate	—	2.0%	1.0%
Expected dividend yield	—	—	—
Expected lives	—	9.0 years	10.0 years
Expected volatility	—	75%	75%
Fair value of options granted	—	$0.29	$0.54

At April 30, 2006, warrants outstanding, consist of warrants to purchase 350,000 and 150,000 shares of common stock at an exercise price of $3.00 per share, expiring December 31, 2006 and January 25, 2008, respectively, granted in consideration for brokerage services related to the issuance of convertible subordinated debentures, warrants to purchase 76,000 shares of common stock at an exercise price of $.50 per share, expiring February 13, 2010, granted in consideration of covenant waiver fees by Commerce Bank & Trust Company, and warrants to purchase 25,000 shares of common stock at an exercise price of $.70 per share, expiring August 19, 2009, granted to a spouse of a director in consideration for a short-term promissory note which was repaid in December 2004. Interest expense for this related party note was $15,000 in fiscal 2005. All warrants are exercisable except warrants issued in fiscal 2005.

The convertible subordinated debentures with an outstanding balance of $1,450,000 as of April 25, 2004 are convertible into common shares at $1.25 per share. Accordingly, 1,160,000 shares have been reserved for conversion of the subordinated debentures.

At April 30, 2006, 4,118,056 shares of common stock were reserved with respect to outstanding options, warrants, convertible debentures and convertible preferred stock.

During fiscal 2006 no warrants were granted or expired. During fiscal 2005 warrants to purchase 25,000 shares of common stock at an exercise price of $0.70 per share

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

10. Stockholders' Equity (Deficit) (Continued)

Stock Options and Warrants (Continued)	expiring August 19, 2009 were granted to a spouse of a director in consideration for a short-term promissory note which was repaid in December 2004. These warrants were valued using the Black-Scholes option pricing model which resulted in a fair value of approximately $7,761 recorded in interest expense in the consolidated statement of operations for fiscal 2005. During fiscal 2004, no warrants expired and warrants to purchase 76,000 shares of common stock at an exercise price of $.50 per share expiring February 12, 2011 were granted in consideration of covenant waiver fees by Commerce Bank and Trust Company.

11. Supplemental Cash Flow Information	Cash	paid for interest and income taxes is as follows:

	April 30, 2006	April 24, 2005	April 25, 2004
Interest	$394,190	$508,282	$453,957
Income taxes	$—	$—	$—

Noncash investing and financing activities are as follows:

	April 30, 2006	April 24, 2005	April 25, 2004
Cash dividends to be paid	$15,817	—	—

12. Net Income (Loss) Per Share of Common Stock	The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share. The numerator (net income or loss) is the same for the basic and diluted computations.

	April 30, 2006	April 24, 2005	April 25, 2004
Basic shares	7,035,170	7,035,170	7,035,170
Effective of dilutive securities:
Options	135,779	58,294	—
Warrants	—	—	—
Diluted shares	7,170,949	7,093,464	7,035,170

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

12. Net Income (Loss) Per Share of Common Stock (Continued)

Stock Options and Warrants (Continued)	The following table summarizes securities that were outstanding as of April 30, 2006, April 24, 2005 and April 25, 2004, but not included in the calculations of net income (loss) per share because such securities are antidilutive:

	April 30, 2006	April 24, 2005	April 25, 2004
Options	770,000	834,800	873,800
Warrants	601,000	601,000	576,000
Convertible debentures	1,160,000	1,160,000	1,160,000
Preferred Stock	1,147,056	1,147,056	—

The following table is a reconciliation of Income (loss) from continuing operations available to common stockholders for the years of April 30, 2006, April 24, 2005, and April 25, 2004.

	April 30, 2006	April 24, 2005	April 25, 2004
Income (loss) from continuing operations	$227,822	$199,737	$(101,537)
Less: Preferred dividends	(78,866)	(20,583)	—
Income (loss) from continuing operations available to common stockholders	$148,956	$179,154	$(101,537)

The following table is a reconciliation of net income (loss) available to common stockholders for the years of April 30, 2006, April 24, 2005 and April 25, 2004.

	April 30, 2006	April 24, 2005	April 25, 2004
Income (loss)	$298,258	$(428,715)	$(3,437,278)
Less: Preferred dividends	(78,866)	(20,583)	—
Net income (loss) available to common stockholders	$219,392	$(449,298)	$(3,437,278)

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

13. Discontinued Operations	Fiscal 2006 the Company completed the asset sale of Polcari’s of Cambridge, Inc. The Company received approximately $82,000 of net proceeds form this sale. In fiscal 2005, the Company completed the asset sale of Polcari’s of Hyannis, Inc. and entered into and agreement for the asset sale of Polcari’s of Cambridge, Inc, and closed the Pizzeria Regina in Richmond, Virginia at the end of the lease term. The Company received approximately $552,000 of net proceeds from the sale of Polcari’s of Hyannis, Inc. to Not Your Average Joe’s. A member of the board of directors of Boston Restaurant Associates, Inc. is also a member of the board of directors of Not Your Average Joe’s and abstained from voting and did not participate in the negotiations. The accompanying financial statements have been reclassified to reflect both Polcari’s of Hyannis, Inc. and Polcari’s of Cambridge, Inc. and Pizzeria Regina at Richmond, Virginia as discontinued operations.

The following summarizes the results of operations of the discontinued operations.

Years Ended	April 30, 2006	April 24, 2005	April 25, 2004
Revenue	$421,993	$3,995,006	$3,807,270
Operating Expenses	(485,309)	(4,599,761)	(7,123,870)
Other Income (Expenses)	1,748	(38,912)	(19,141)
Gains from disposal of discontinued operations	132,004	15,215	—
Income(loss) from Discontinued Operations	$70,436	$(628,452)	$(3,335,741)

Discontinued operations in 2006 included a gain of $132,004 from the disposal of Polcari’s of Cambridge, Inc. assets.

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

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

13. Discontinued Operations (Continued)	improvement to zero and restaurant equipment to the fair market value based on the estimated residual value of the equipment which was determined to be $81,714.

Assets and liabilities of the discontinued operations are as follows:

	April 30, 2006	April 24, 2005
Accounts receivable	—	$29,027
Inventory	—	135,570
Current assets of discontinued operations	—	$164,597
Deposits	—	$43,750
Fixed assets	—	81,714
Non-current assets of discontinued operations
Total Assets	—	$125,464
Accounts payable	—	$66,624
Accrued expenses	—	144,711
Liabilities of discontinued operations-current	—	$211,335

14. Quarterly Financial Data (Unaudited)	The following table sets forth selected quarterly financial data for fiscal 2006 and 2005:

Year ended April 30, 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,736,842	$5,755,534	$6,017,693	$6,025,337
Operating income (loss)	235,416	237,691	281,378	(175,658)
Income (loss) from Continuing operations	144,058	164,663	195,422	(276,321)
Income (Loss) from discontinued Operations	73,536	(3,818)	910	(192)
Net income (loss)	217,594	160,845	196,332	(276,513)
Less: preferred stock dividends	(19,719)	(19,281)	(19,282)	(20,584)
Income (loss) available to common shareholders	197,875	141,564	177,050	(297,097)
Earnings (loss) per common share Basic:
Income (loss) from continuing operations	.02	.02	.03	(.04)
Income (Loss) from discontinued operations	.01	—	—	—
Income (loss) available to common shareholders	.03	.02	.03	(.04)
Diluted:
Income (loss) from continuing operations	.02	.02	.03	(.04)
Income (Loss) from discontinued operations	.01	—	—	—
Income (loss) available to common shareholders	.03	.02	.03	(.04)

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

14. Quarterly Financial Data (Unaudited) (Continued)

Year ended April 24, 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$5,385,719	$5,856,724	$5,826,725	$5,559,884
Operating income (loss)	22,281	268,394	281,878	93,898
Income (loss) from Continuing operations	(94,165)	140,708	168,454	(15,260)
Loss from discontinued Operations	(218,492)	(5,354)	(163,640)	(240,966)
Net income (loss)	(312,657)	135,354	4,814	(256,226)
Less: preferred stock dividends	—	—	—	(20,583)
Net income (loss) available to common shareholders	(312,657)	135,354	4,814	(276,809)
Earnings (loss) per common share Basic:
Income (loss) from continuing operations	(.01)	.02	.02	—
Loss from discontinued operations	(.03)	—	(.02)	(.04)
Net Income (loss) available to common shareholders	(.04)	.02	—	(.04)
Diluted:
Income (loss) from continuing operations	(.01)	.02	.02	—
Loss from discontinued operations	(.03)	—	(.02)	(.04)
Net income (loss) available to common shareholders	(.04)	.02	—	(.04)

15. Merger Agreement	On March 17, 2006, the Company entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) by and among the Company, Dolphin Direct Equity Partners, LP (‘‘Dolphin’’) and Braidol Acquisition Corp., (‘‘Braidol’’) a wholly-owned subsidiary of Dolphin (‘‘Sub’’), whereby Braidol Sub will merge (the ‘‘Merger’’) with and into the Company with the Company surviving the Merger. Under the terms of the Merger Agreement, the common stockholders of the Company, would be entitled to receive an amount equal to $0.70, without interest, per share of common stock. Under the terms of the Merger Agreement, the preferred stockholders of the Company would be entitled to receive a liquidation preference of $0.85 per share ($974,998) plus accrued but unpaid dividends totaling

Boston Restaurant Associates, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement

15. Merger Agreement (Continued)	approximately $994,498 total liquidation pref). as set forth in the certificate of designation for the preferred stock, without interest, as well as the product of the number of shares of common stock that such shares of preferred stock are convertible in to immediately prior to the merger and $.70, without interest. The consummation of the Merger is subject to customary closing conditions, including the approval of the stockholders of the Company. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $625,000. The Company has determined that it is unlikely that the Company will satisfy this condition and has sought a waiver from Dolphin. As of June 29, 2006, the Company has not received that waiver.

The Company is required to pay certain of Dolphin’s expenses. Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000 less any expenses it has paid for the benefit of Dolphin and its affiliates. As of the date hereof, Dolphin and its affiliate Dolphin Offshore Partners, L.P. hold a 40.3% beneficial interest in the Company’s common stock. Peter Salas, a member of the Company’s Board of Directors, is President of Dolphin Asset Management Corp. an affiliate of Dolphin, and its related companies.

If the merger agreement is successfully completed, the Company will operate as a private company with no Securities and Exchange Commission (‘‘SEC’’) reporting obligations.