Form 10-Q
period 2006-07-30
BOSTON RESTAURANT ASSOCIATES INC
filed 2006-09-06
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 30, 2006.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number
0-18369

BOSTON RESTAURANT ASSOCIATES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1162263
(State or Other	IRS Employer Identification
Jurisdiction of	No.
Incorporation or
Organization)

999 Broadway
Saugus, Massachusetts
01906
(Address of Principal
Executive Offices)

(781) 231-7575
(Registrant’s Telephone
Number Including area
code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☐   No ☐.

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

Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the registrant classes of common stock as of the latest practical date. Common stock $0.01 par value 7,035,170 as of August 28, 2006.

BOSTON RESTAURANT ASSOCIATES, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30,	April 30,
	2006	2006
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$1,211,018	$811,517
Accounts receivable	135,413	127,370
Inventories	464,258	474,167
Prepaid expenses and other	78,612	213,465

Total current assets	1,889,301	1,626,519

Property and equipment:
Building	512,500	512,500
Leasehold improvements	7,460,862	6,935,321
Equipment, furniture and fixtures	4,864,575	4,700,528

	12,837,937	12,148,349

Less accumulated depreciation and amortization	9,027,107	8,838,098

Net property and equipment	3,810,830	3,310,251

Goodwill	453,643	453,643

Other assets	1,089,289	1,000,265

Total assets	$7,243,063	$6,390,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,328,237	$997,659
Accrued expenses	1,229,205	1,422,477
Shareholder’s liability	600,000	—
Current maturities:
Notes payable-stockholder	6,815	6,736
Long-term debt	373,816	374,754

Total current liabilities	3,538,073	2,801,626

Long-term obligations:
Notes payable-stockholder, less current maturities	73,962	75,695
Long-term debt, less current maturities	1,489,871	1,579,291
Subordinated debentures	1,450,000	1,450,000
Deferred rent	395,578	351,559
Other long-term liabilities	69,592	77,095

Total liabilities	7,017,076	6,335,266

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $.01 par value, 10,000,000 shares authorized
Preferred stock Series A, $.01 par value, 1,176,470 shares authorized, 1,147,056 shares issued	946,278	946,278
Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital - common	10,960,396	10,960,396
Accumulated deficit	(11,726,597)	(11,897,172)

Total	250,679	80,104
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity	225,987	55,412

Total liabilities and stockholders’ equity	$7,243,063	$6,390,678

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES,INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Thirteen Weeks Ended
	July 30,	July 24,
	2006	2005

Revenues:
Restaurant sales	$5,764,527	$5,736,842

Total revenues	5,764,527	5,736,842

Costs and expenses:
Cost of food, beverages and liquor	1,035,695	1,105,941
Payroll	1,661,453	1,652,659
Other operating expenses	1,917,421	1,867,298
General and administrative	633,271	643,683
Depreciation and amortization	202,375	231,845
Pre-opening costs	37,904	—

Total costs and expenses	5,488,119	5,501,426

Operating Income	276,408	235,416

Other income	1,323	1,953
Interest income	5,700	2,418
Interest expense	(92,930)	(95,729)

Income from continuing operations	190,501	144,058

Discontinued operations :
Income (Loss) from operations	0	(58,468)
Gain (Loss) from disposal of discontinued operations	0	132,004

Income (Loss) from discontinued operations	0	73,536

Net Income	190,501	217,594

Less: preferred stock dividends	(19,926)	(19,719)

Income available to common shareholders	$170,575	$197,875

Income per share of common stock (Basic)
Continuing Operations	$0.02	$0.02

Discontinued Operations	$0.00	$0.01

Income available to common shareholders	$0.02	$0.03

Income per share of common stock (Diluted)
Continuing Operations	$0.02	$0.02

Discontinued Operations	$0.00	$0.01

Income available to common shareholders	$0.02	$0.03

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,243,344	7,125,068

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Thirteen Weeks Ended
	July 30,	July 24,
	2006	2005

Net cash provided by operating activities	$601,027	$183,158

Cash flows from investing activities:
Capital expenditures	(689,588)	(43,973)
Proceeds from sale of assets	0	81,714

Net cash used for investing activities	(689,588)	37,741

Cash flows from financing activities:
Repayments of long-term debt	(90,358)	(85,820)
Repayments of capital lease obligations	0	(27,457)
Repayments of stockholder loans	(1,654)	(1,576)
Proceeds from preferred stock subscription	600,000	0
Payments of preferred dividends	(19,926)	(19,719)

Net cash provided by (used for) financing activities	488,062	(134,572)

Net increase in cash and cash equivalents	399,501	86,327

Cash and cash equivalents at beginning of period	811,517	687,207

Cash and cash equivalents at end of period	$1,211,018	$773,534

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC.  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 30, 2006
(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period ended July 30, 2006 are not necessarily indicative of the results that may be expected for the year ending April 29, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2006.  The balance sheet at April 30, 2006 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2007 period reflect the consolidated operations and cash flow of three casual dining Italian restaurants and thirteen Pizzeria Reginas for the 13 weeks and for the fiscal 2006 period reflect the consolidated operation and cash flows of four casual dining Italian restaurants and thirteen Pizzeria Reginas for the 13 weeks.

2.  NET INCOME (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator, net income (loss), is the same for the basic and diluted computations.

	Thirteen weeks ended
	July 30, 2006	July 24, 2005

Basic Shares	7,035,170	7,035,170

Effect of Dilutive Securities:

Options and Warrants	208,174	89,898
Diluted Shares	7,243,344	7,125,068

The following table summarizes securities that were outstanding as of July 30, 2006 and July 24, 2005, but not included in the calculation of net income (loss) per share because such securities are anti-dilutive:

	Thirteen weeks ended
	July 30, 2006	July 24, 2005

Options	680,000	737,410

Warrants	525,000	601,000

Convertible Debentures	1,160,000	1,160,000

Convertible Preferred Stock	1,147,056	1,147,056

On May 1, 2006 the Company adopted FAS 123R SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

The adoption of SFAS No. 123R had no impact on the Companny’s financial statements as all stock options awarded to employees were fully vested pior to May1, 2006.

In fiscal 2006 the Company accounted for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.  Accordingly, the Company had recognized no compensation cost for its stock option plans.  The Company followed the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting

for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”),  which require the disclosure of the effects of fair value accounting on earnings and earnings per share of common stock on a pro forma basis.

Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below along with the additional disclosures required by SFAS No. 148  as follows:

Thirteen Weeks Ending
July 24,
2005

Net income (loss)	$217,594
Less dividends	(19,719)
Net income (loss) available to Common Stockholders as reported	197,785
Add:

Stock-based employee compensation expense included in reported net income (loss), net of tax	—

Deduct:
Total stock-based compensation expense determined under fair value based method	(3,709)
Net income (loss) – pro forma	$194,166
Basic and diluted loss per share:
As reported	$.03
Pro forma	$.03

3.               MERGER AGREEMENT

On March 17, 2006, the Company entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) by and among the Company, Dolphin Direct Equity Partners, LP (‘‘Dolphin’’) and Braidol Acquisition Corp., (‘‘Braidol’’) a wholly-owned subsidiary of Dolphin, which was amended on August 15, 2006, whereby Braidol will merge (the ‘‘Merger’’) with and into the Company with the Company surviving the Merger. Under the terms of the Merger Agreement, the common stockholders of the Company, would be entitled to receive an amount equal to $0.70, without interest, per share of common stock and the holders of the Company’s Series B preferred stock will receive $.70 per share plus accrued and unpaid dividends for such stock as set forth in the certificate of designation. Under the terms of the Merger Agreement, the Series A preferred stockholders of the Company would be entitled to receive a liquidation preference of $0.85 per share ($974,998) plus accrued and unpaid dividends as set forth in the certificate of designation for the Series A preferred stock, without interest, as well as the product of the number of shares of common stock that such shares of preferred stock are convertible into immediately prior to the merger and $.70, without interest. The consummation of the Merger is subject to customary closing conditions, including the approval of the stockholders of the Company. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $650,000.  The Company has capitalized certain of these costs as deferred merger costs at July 30,  2006.If the merger does not close, the capitalized costs would be charged to operations.  In any event, he Company is required to pay certain of Dolphin’s expenses.  Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000, less any expenses it has paid for the benefit of Dolphin and its affiliates.

4.                                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 12, 2006, we entered in to an agreement whereby at our option, subject to satisfaction of certain terms and conditions, Dolphin Direct Equity Partners, LP (“Dolphin”) and other qualified investors would purchase up to 1,411,764 shares of Series A Participating Preferred Stock $.01 par value per share in one or more private transactions and in such amounts as we request.  On August 15, 2006 in consideration of the amendment of the merger agreement to extend the termination date of that agreement and increase the expenses we may incur in connection therewith, we amended and restated that agreement to provide for the sale and issuance of Series B Preferred Stock, $0.01 par value per share instead of Series A Participating Preferred Stock.  Each share of Series B Preferred Stock may be converted at any time at the option holder of such share into one share of our common stock,at a conversion price of $.70, $.01 par value, per share and is entitled to one vote.  The investors will pay $0.70 per share of Series B Preferred Stock, for aggregate gross proceeds of up to $1,200,000.  The price per share of Series B Preferred Stock is less than the original price per share of $0.85 for the Series A Participating Preferred Stock.  However, unlike the Series A Participating Preferred Stock, the Series B Preferred Stock is not entitled to receive a cash liquidation payment in addition to participating on an as converted to common stock basis in the proceeds for an acquisition of the Company.  As of the date of this report, we have requested two draw downs of $600,000 each.  As of the date of this report, Dolphin has provided $600,000 for the purchase of 857,142 shares of Series B Preferred Stock in satisfaction of the first of the draw downs.  Mr. Salas, a principal of Dolphin Equity Partners, LP is a member of the board of directors.

We agreed pursuant to a rights agreement between the Company and the investors to (i) use best efforts to register the resale of the shares of Common stock issuable upon the conversion of the shares of Series B Preferred Stock upon demand of a sufficient number of the holders of the Series B Preferred Stock and (ii) include such shares of Common Stock in any registration statement for the benefit of the Company or any third party upon request of a sufficient number of the holders of the Series B Preferred Stock.

We have sold and will sell the shares of Series B Preferred Stock pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

As of the date of this report the $600,000 provided by Dolphin for the purchase of 857,142 shares of Series B Preferred Stock is reported as shareholders’ liability on the balance sheet.  As of Augst 23, 2006 the Company issued 857,142 shares of Series B Preferred Stock in consideration for the $600,000 advanced to the Company which was outstanding as of Juy 30, 2006.

5.             CONSTRUCTION OF A NEW LOCATION

The Company has begun the construction of a new Pizzeria Regina in Medford, Massachusetts. As of July 30, 2006, the Company had capital expenditures in the amount of $607,000. The Company anticipates that the total cost to build this location will be approximately $1,600,000.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The Company’s restaurant sales in the most recent quarter were $5,765,000 compared to sales of $5,737,000 in the first quarter of fiscal 2006, an increase of ..5%.  The Company’s management believes that the increase in revenue is primarily attributable to an increase in same store sales at its Pizzeria Regina units. The Company’s income from continuing operations was $191,000 in the first quarter of fiscal 2007 compared to $144,000 in the first quarter of fiscal 2006.

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

On March 17, 2006, the Company entered into an Agreement and Plan of Merger (the ‘‘Merger Agreement’’) by and among the Company, Dolphin Direct Equity Partners, LP (‘‘Dolphin’’) and Braidol Acquisition Corp., (‘‘Braidol’’) a wholly-owned subsidiary of Dolphin, which was amended on August 15, 2006, whereby Braidol will merge (the ‘‘Merger’’) with and into the Company with the Company surviving the Merger. Under the terms of the Merger Agreement, the common stockholders of the Company, would be entitled to receive an amount equal to $0.70, without interest, per share of common stock and the holders of the Company’s Series B preferred stock will receive $.70 per share plus accrued and unpaid dividends for such stock as set forth in the certificate of designation. Under the terms of the Merger Agreement, the Series A preferred stockholders of the Company would be entitled to receive a liquidation preference of $0.85 per share ($974,998) plus accrued and unpaid dividends as set forth in the certificate of designation for the Series A preferred stock, without interest, as well as the product of the number of shares of common stock that such shares of preferred stock are convertible into immediately prior to the merger and $.70, without interest. The consummation of the Merger is subject to customary closing conditions, including the approval of the stockholders of the Company. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $650,000.  The Company has capitalized certain of these costs as deferred merger costs at July 30,  2006.

In any event, the Company is required to pay certain of Dolphin’s expenses.  Under certain circumstance, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000, less any expenses it has paid for the benefit of Dolphin and its affiliates.  As of the date hereof, Dolphon and its affiliate Dolphon Offshore Partners, L.P. hold a 50.7% beneficial interest in the Company’s common stock.  Peter Salas, a member of the Company’s Board of Directors, is President of Dolphin Asset Management Corp. an affiliate of Dolphin, and its related companies.

If the Merger is successfully completed, the Company will operate as a private company with no SEC reporting obligations.

In the fiscal 2007and 2006 period, there were 16 units in continuing operation for the entire period.  The following table sets forth all revenues, costs and expenses as a percentage of total revenues for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	July 30, 2006	July 24, 2005
(1)
Revenues:
Restaurant sales	100%	100%
Other	—	—

Total revenues	100%	100%

Costs and expenses:
Cost of food, beverages and liquor	18.0	19.3
Other operating expenses- payroll	28.8	28.9
Other operating expenses exclusive of payroll	33.3	32.5
General and administrative	11.0	11.2
Depreciation and amortization	3.5	4.0
Pre-opening costs	.6	—
Operating income (loss)	4.8	4.1
Interest expense, net	(1.5)	(1.6)
Other income	—	—
Income (loss) from continuing operations before discontinued operations	3.3	2.5
Income (loss) from discontinued operations	—	1.3
Net Income (loss)	3.3%	3.8%

(1)  In fiscal 2006, the Company completed the asset sale of Polcari’s of Cambridge, Inc. on July 22, 2005.  The financial statements included with this report have been reclassified to reflect,  Polcari’s of Cambridge, Inc., and Polcari’s of Hyannis (which closed March of 2005) as discontinued operations.

Thirteen Weeks Ended July 30, 2006 as Compared to Thirteen Weeks ended July 24, 2005

Restaurant Sales

Restaurant sales in the most recent quarter were $5,765,000 compared to restaurant sales in the prior year’s period of $5,737,000.  The Company’s increase in revenue is primarily attributable to an increase in same store sales at its Pizzeria Regina units.  Sales volume for the restaurants open throughout both fiscal 2007 and 2006 periods increased by .5%

Net sales at the Company’s Pizzeria Regina restaurants increased to $3,589,000 in the current period from $3,489,000 in the prior year’s period. The Company believes the increase in sales was primarily attributable to favorable economic conditions and a 1% menu price increase.  Same store sales increased 2.9% for the current period.

Net sales at the Company’s full service casual dining restaurants decreased to $2,140,000 in the current period from $2,233,000 in the prior year’s period.  The Company believes the decrease in sales was primarily attributable to an increase in gas prices resulting in a decrease in discretionary spending.  Same store sales decreased 4.2% for the current period.

Net sales to third parties at the Company’s commissary were $36,000 in the current period compared to $15,000 in the prior year’s period due to sales to a licensee

Costs and Expenses

Cost of Food, Beverages and Liquor

Cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 18% in the fiscal 2007 period compared to 19% in the fiscal 2006 period.  The decrease as a percentage of total revenues was primarily attributable to a decrease in cheese costs and an increase in menu prices

The cost of food, beverage and liquor was $1,036,000 in the fiscal 2007 period compared to $1,106,000 in the fiscal 2006 period. The dollar decrease was due in part to a decrease in cheese costs.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 15% in the current period compared to 16% in the prior year’s period.  The decrease as a percentage of restaurant sales was primarily due to a decrease in cheese costs and an increase in menu prices.

The cost of food, beverage and liquor at Pizzeria Regina restaurants was $530,000 in the current period compared to $549,000 in the prior year’s period.  The dollar decrease was primarily due to reduced cheese costs.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants decreased to 24% in the period compared to 25% in the prior year’s period.  The decrease as a percentage of restaurant sales was principally due lower cheese costs.

The cost of food, beverage and liquor at the Company’s full service casual dining restaurants was $506,000 in the current period compared to $557,000 in the prior year’s period.  The dollar decrease was primarily due to reduced sales and lower cheese costs.

Other Operating Expenses

Payroll Expenses

Payroll expenses as a percentage of total revenues for all restaurants were 29% in both the fiscal 2007 and fiscal 2006 periods.

Payroll expenses were $1,661,000 in the fiscal 2007 period, compared to $1,653,000 in the fiscal 2006 period.  The dollar increase in payroll expenses was primarily due to higher employee incentive costs at the Company’s full service casual dining restaurants.

Payroll expenses at the Pizzeria Regina restaurants were 24% of restaurant sales in the current period compared to 25% of restaurant sales in the prior year’s period.  The decrease as a percentage of restaurant sales was primarily due to lower employee incentive costs.

Payroll expenses of the Pizzeria Regina restaurants were $859,000 in the current period compared to $864,000 in the prior year’s period.  This dollar decrease was primarily due lower employee incentive costs.

Payroll expenses at the Company’s full service casual dining restaurants were 33% of restaurant sales in the current compared to 31% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to higher employee incentive costs.

Payroll expenses at the Company’s full service casual dining restaurants were $697,000 in the current period compared to $688,000 in the prior year’s period.  This dollar increase was primarily due to higher employee incentive costs.

Payroll expenses at the Company’s Commissary were $105,000 for the current period as compared to $101,000 in the prior year’s period.

Other Operating Expenses, Exclusive of Payroll

Other operating expenses, exclusive of payroll, were 33% of total revenues in both the fiscal 2007 and fiscal 2006 periods.

Other operating expenses, exclusive of payroll, were $1,917,000 in the fiscal 2007 period compared to $1,867,000 in the fiscal 2006 period. The increase in operating expenses, exclusive of payroll, was primarily attributable to an increase in advertising costs, maintenance costs, and higher energy costs at the Company’s full service casual dining restaurants.

Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 34% in both the current and prior year’s period.

 Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $1,204,000 in the current period, compared to $1,202,000 in the prior year’s period.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 32% in the current period compared to 28% in the prior year’s period.  The increase as a percentage of restaurant sales was primarily attributable to an increase in advertising costs, maintenance costs, and energy costs.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $681,000 in the current period compared to $630,000 in the prior year’s period.  The dollar increase was primarily attributable to higher advertising costs, maintenance costs, and energy costs.

Other operating expenses, exclusive of payroll, also include commissary expenses which were $32,000 in the current period compared to $35,000 in the prior years period.

General and Administrative Expenses

General and administrative expenses were 11% of total revenues in both the fiscal 2007 and fiscal 2006 periods.

General and administrative expenses were $633,000 in the current period, compared to $644,000 in the prior year’s period.  This dollar decrease was primarily attributable to reduced legal and consulting costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were 4% of total revenues in both the fiscal 2007 and fiscal 2006 periods.

Depreciation and amortization expense was $202,000 in the current period, compared to $232,000 in the prior year’s period.  The dollar decrease was primarily attributable to the impairment charges taken in the fourth quarter of fiscal 2006 associated with the Polcari’s bistro restaurant in Salem, New Hampshire, Inc.

Pre-Opening Costs

Pre-opening costs were $38,000 in the fiscal 2007 period compared to $0 in the fiscal 2006 period. The pre-opening expenses, which consists of labor, advertising, rent and training materials, related primarily to the anticipated opening of a new Pizzeria Regina in Medford, Massachusetts.

Other Income

Other income was $1,000 in the fiscal 2007 period compared to $2,000 in the fiscal 2006 period.

Interest Expense and Interest Income

Interest expense was $93,000 in the current period as compared to $96,000 in the prior year’s period.

Interest income was $6,000 in the current period compared to $2,000 in the prior year’s period.

Discontinued Operations

In the fiscal 2006 period, the sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005.  The Company’s financial results reflect Polcari’s of Cambridge, Inc. and the Polcari’s of Hyannis, Inc. (which closed in March of 2005) as discontinued operations.

The income from discontinued operations was $0 in the fiscal 2007 period compared to $74,000 in fiscal 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

At July 30, 2006, the Company had negative net working capital of $1,649,000 compared to negative working capital of $1,175,000 at April 30, 2006.  During the thirteen weeks ended July 30, 2006, the Company had a net increase in cash and cash equivalents of $399,000 reflecting net cash provided by operating activities of $601,000, net cash used for investing activities of $690,000 and net cash provided by financing activities of $488,000.

Net cash provided by operating activities included income of $191,000, a decrease in inventories of $10,000, a decrease in prepaid expenses of $135,000, an increase in deferred rent of $44,000, an increase in accounts payables of $330,000 and depreciation and amortization expenses of $202,000, which were partially offset by a decrease in other long-term liabilities of $8,000, an increase in accounts receivables of $8,000, a decrease in accrued expenses of $193,000, and an increase other assets of $102,000.  Net cash used for investing activities of $690,000 reflects capital expenditures associated with the new Pizzeria Regina in Medford, Massachusetts scheduled to open in the late fall and various Pizzeria Reginas, Polcari’s North End, and Polcai’s North End bistro restaurants.  Net cash provided by financing activities of $488,000 consisted of proceeds from the subscription for the purchase of Series B Preferred Stock, partially offset by repayments of long term debt, lease obligations and stockholders loans and payments of preferred dividends.

On July 12, 2006, we entered in to an agreement (the “Series A Agreement”) whereby at our option, subject to satisfaction of certain terms and conditions, Dolphin Direct Equity Partners, LP (“Dolphin”) and other qualified investors would purchase up to 1,411,764 shares of Series A Participating Preferred Stock $.01 par value per share in one or more private transactions and in such amounts as we request.  On August 15, 2006 in consideration of the amendment of the merger agreement to extend the termination date of that agreement and increase the expenses we may incur in connection therewith, we amended and restated the Series A Agreement to provide for the sale and issuance of Series B Preferred Stock, $0.01 par value per share instead of Series A Participating Preferred Stock.  Each share of Series B Preferred Stock may be converted at a conversion price of $.70 per share , at any time at the option of the holder of such share into one share of our common stock, $.01 par value per share and is entitled to one vote.  The investors will pay $0.70 per share of Series B Preferred Stock, for aggregate gross proceeds of up to $1,200,000.  The price per share of Series B Preferred Stock is less than the original price per share of $0.85 for the Series A Participating Preferred Stock.  However, unlike the Series A Participating Preferred Stock, the Series B Preferred Stock is not entitled to receive a cash liquidation payment in addition to participating on an as converted to common stock basis in the proceeds for an acquisition of the Company.  As of the date of this report, we have requested two draw downs of $600,000 each.  As of the date of this report, Dolphin has provided $600,000 for the purchase of 857,142 shares of Series B Preferred Stock in satisfaction of the first of the draw downs.  Mr. Salas, a principal of Dolphin Equity Partners, LP is a member of the board of directors.

At July 30,2006, the Company had current liabilities of $3,538,000, including $1,328,000 of accounts payable, $1,229,000 of accrued liabilities, shareholders’ liability of $600,000 and current maturities of long term obligations in the amount of $381,000.    At July 30, 2006, the Company had long-term obligations, less current maturities, in the amount of $3,479,000, including $74,000 of notes payable to a stockholder, $1,490,000 due under its credit facility with Commerce Bank and Trust Company, $1,450,000 of convertible subordinated debentures, $396,000 of deferred rent, and $69,000 of other long-term liabilities.

On April 21, 2005 the Company refinanced its debt with Commerce Bank and Trust Company and a new $2,300,000 Credit Facility was established.  This Credit Facility consists of a $1,500,000 4 year term note bearing interest at the bank base rate plus 2% and an $800,000 mortgage in favor of Commerce bank and Trust Company at a fixed rate of 7%.  The mortgage has a twenty year amortization schedule with a complete payment of principal due at the end of five years.  All borrowing under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  At July 30, 2006 the Company was in compliance with all financial covenants.

In the upcoming year the Company expects to spend $ 1,600,000 in capital improvements in connection with its plan to open a new restaurant in Medford, Massachusetts.  Regardless of whether the Company completes the Merger described above, the Company believes that its existing resources, together with cash flow generated from operations, will be sufficient to fund its cash flow requirements and maintain debt covenant compliance for the next twelve months. Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000, less any expenses it has paid for the benefit of Dolphin and its affiliates. In addition, the Company estimates that it will be required to incur direct transaction costs of $650,000 in connection with the Merger, which include fees related to financial advisors, attorneys, accountants and financial printers.

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

NEW ACCOUNTING PRONOUNCEMENTS

None

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation statements relating to the adequacy of the Company’s working capital and other resources, ability to obtain additional financing, the timing of the Company’s new store openings and future expansion, and anticipated future cash flows from particular locations are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation:  potential quarterly fluctuations in the Company’s operating results; seasonality of sales; competition; risks associated with expansion; the

Company’s reliance on key employees; risks generally associated with the restaurant industry; risks associated with geographic concentration of the Company’s restaurants; risks associated with serving alcoholic beverages; and other risks and uncertainties indicated elsewhere in this report and from time to time in the Company’s filings with the Securities and Exchange Commission.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “except,” “expect,” “intend,” “estimate,” “anticipate” or “believe” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements will prove to have been correct, it can give no assurance that such expectations will prove to have been correct.  Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 2 bear interest at a variable rate based on the bank’s prime rate plus 2%. A 100 basis point change in the Credit Facility interest rate (approximately 10.25% at July 30, 2006) would cause the interest expense for fiscal 2007 to change by approximately $11,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at July 30, 2006. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions, covenant compliance and other factors.

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

As of July 30, 2006, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed.  The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company’s disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. Risk Factors

The following risk factors incorporate all material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

The Company’s Ability To Grow May Be Dependent On Additional Funding

As of July 30, 2006, the Company had a working capital deficiency of approximately $1,649,000 and stockholders’ equity of $226,000. The long-term financial stability of the Company and compliance with the bank covenants will be substantially dependent upon achieving sustained profitable operations. If the Company fails to comply with bank covenants, the bank debt could be due on demand. The Company’s growth will be dependent upon obtaining adequate additional financing. There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success or lack of success of the Company’s restaurants opened within recent years may have a critical effect on the Company’s ability to raise funds through the sale of stock or otherwise.

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

Insiders Control the Company

The Company’s executive officers, directors and their affiliates and members of their immediate families control the vote of approximately 72.9% of the outstanding shares of the Common Stock. As a result, they have the practical ability to implement or block changes in the Company’s management and direction which may or may not be in the best interest of stockholders generally.

The Merger May Not Be Completed

On March 17, 2006 the Company entered into and Agreement and Plan of Merger by and among the Company, Dolphin Direct Equity Partners, LP and Braidol Acquisition Corp., a wholly owned subsidiary of Dolphin which was amended on August 15, 2006 by which Braidol will merge with and into the Company with the Company surviving the Merger. The consummation of the Merger is subject to customary closing conditions, including the approval of stockholders of the Company. Should the merger be completed, stockholder’s common and preferred stock would be redeemed and stockholders would no longer participate in any future earnings, should there be any future earnings. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $650,000.  Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000, less any expenses it has paid for the benefit of Dolphin and its affiliates. In addition, the Company estimates that it will be required to incur direct transaction costs of $650,000, which include fees related to financial advisors, attorneys, accountants and financial printers. The Company has capitalized certain of these costs as deferred merger costs at July 30, 2006. If the Merger is not closed, the Company’s financial results, including earnings per share, could suffer, and the Company’s market price could decline.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2006, we entered in to an agreement whereby at our option, subject to satisfaction of certain terms and conditions, Dolphin Direct Equity Partners, LP (“Dolphin”) and other qualified investors would purchase up to 1,411,764 shares of Series A Participating Preferred Stock $.01 par value per share in one or more private transactions and in such amounts as we request.  On August 15, 2006 in consideration of the amendment of the merger agreement to extend the termination date of that agreement and increase the expenses we may incur in connection therewith, we amended and restated that agreement to provide for the sale and issuance of Series B Preferred Stock, $0.01 par value per share instead of Series A Participating Preferred Stock.  Each share of Series B Preferred Stock may be converted at any time at the option holder of such share into one share of our common stock, $.01 par value per share and is entitled to one vote.  The investors will pay $0.70 per share of Series B Preferred Stock, for aggregate gross proceeds of up to $1,200,000.  The price per share of Series B Preferred Stock is less than the original price per share of $0.85 for the Series A Participating Preferred Stock.  However, unlike the Series A Participating Preferred Stock, the Series B Preferred Stock is not entitled to receive a cash liquidation payment in addition to participating on an as converted to common stock basis in the proceeds for an acquisition of the Company.  As of the date of this report, we have requested two draw downs of $600,000 each.  As of the date of this report, Dolphin has provided $600,000 for the purchase of 857,142 shares of Series B Preferred Stock in satisfaction of the first of the draw downs.  Mr. Salas, a principal of Dolphin Equity Partners, LP is a member of the board of directors.

We agreed pursuant to a rights agreement between the Company and the investors to (i) use best efforts to register the resale of the shares of Common stock issuable upon the conversion of the shares of Series B Preferred Stock upon demand of a sufficient number of the holders of the Series B Preferred Stock and (ii) include such shares of Common Stock in any registration statement for the benefit of the Company or any third party upon request of a sufficient number of the holders of the Series B Preferred Stock.

We have sold and will sell the shares of Series B Preferred Stock pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

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

BOSTON RESTAURANT ASSOCIATES, INC.

Date: September 1, 2006	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and
Chief Executive Officer