Form 10-Q
period 2006-10-29
BOSTON RESTAURANT ASSOCIATES INC
filed 2006-12-05
CIK 926295

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                              Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 29, 2006.

☐                                 Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.  For the transition period from                       to                      .

Commission File Number
0-18369

BOSTON RESTAURANT ASSOCIATES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	61-1162263
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Six Kimball Lane

Suite 210

Lynnfield, Massachusetts 01940

(Address of Principal Executive Offices)

(339) 219-0466

(Registrant’s Telephone Number Including area code)

Suite 400

999 Broadway

Saugus, MA 01906

(Former Address if Changed since last Report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the registrant classes of common stock as of the latest practical date: Common stock $0.01 par value 7,035,170 shares as of December 5, 2006.

BOSTON RESTAURANT ASSOCIATES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29,	April 30,
	2006	2006
	(unaudited)
ASSETS
Current:
Cash and cash equivalents	$526,659	$811,517
Accounts receivable	161,622	127,370
Inventories	488,479	474,167
Prepaid expenses and other	161,866	213,465

Total current assets	1,338,626	1,626,519

Property and equipment:
Building	512,500	512,500
Leasehold improvements	8,138,740	6,935,321
Equipment, furniture and fixtures	5,180,572	4,700,528

	13,831,812	12,148,349

Less accumulated depreciation and amortization	9,244,331	8,838,098

Net property and equipment	4,587,481	3,310,251

Goodwill	453,643	453,643

Other assets	1,168,185	1,000,265

Total assets	$7,547,935	$6,390,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$959,086	$997,659
Accrued expenses	1,375,433	1,422,477
Current maturities:
Notes payable-stockholder	6,896	6,736
Long-term debt	393,098	374,754

Total current liabilities	2,734,513	2,801,626

Long-term obligations:
Notes payable-stockholder, less current maturities	72,208	75,695
Long-term debt, less current maturities	1,378,046	1,579,291
Subordinated debentures	1,450,000	1,450,000
Deferred rent	430,529	351,559
Other long-term liabilities	53,000	77,095

Total liabilities	6,118,296	6,335,266

Commitments and contingencies

Stockholders’ equity :

Preferred stock Series A, $.01 par value, 1,176,470 shares authorized, 1,147,056 shares issued	946,278	946,278

Preferred stock Series B, $.01 par value, 1,953,916 shares authorized, 1,714,285 shares issued	1,190,000	0

Common stock, $.01 par value, 25,000,000 shares authorized, 7,060,170 shares issued	70,602	70,602
Additional paid in capital - common	10,960,396	10,960,396
Accumulated deficit	(11,712,945)	(11,897,172)

Total	1,454,331	80,104
Less:
Treasury stock, 25,000 shares at cost	(24,692)	(24,692)
Total stockholders’ equity	1,429,639	55,412

Total liabilities and stockholders’ equity	$7,547,935	$6,390,678

See accompanying notes.

BOSTON RESTAURANTS ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 29,	October 23,	October 29,	October 23,
	2006	2005	2006	2005
Revenues:
Restaurant sales	$5,892,615	$5,755,534	$11,657,142	$11,492,376

Total revenues	5,892,615	5,755,534	11,657,142	11,492,376

Costs and expenses:
Cost of food, beverages and liquor	1,087,608	1,108,240	2,123,303	2,214,181
Payroll	1,712,755	1,662,945	3,374,208	3,315,604
Other operating expenses	1,956,131	1,943,666	3,873,552	3,810,964
General and administrative	638,833	571,147	1,272,104	1,214,830
Depreciation and amortization	230,921	231,845	433,296	463,690
Pre-opening costs	130,623	—	168,527	—

Total costs and expenses	5,756,871	5,517,843	11,244,990	11,019,269

Operating Income	135,744	237,691	412,152	473,107

Other income	1,646	16,816	2,969	18,769
Interest income	3,809	4,032	9,509	6,450
Interest expense	(90,589)	(93,876)	(183,519)	(189,605)

Income from continuing operations	50,610	164,663	241,111	308,721

Discontinued operations:
Income (Loss) from operations	0	(3,818)	0	(62,286)
Gain (Loss) from disposal of discontinued operations	0	0	0	132,004

Income (Loss) from discontinued operations	0	(3,818)	0	69,718

Net Income	50,610	160,845	241,111	378,439

Less: preferred stock dividends	(36,958)	(19,281)	(56,884)	(39,000)

Income available to common shareholders	$13,652	$141,564	$184,227	$339,439

Income per share of common stock (Basic):
Continuing Operations	$0.00	$0.02	$0.03	$0.04

Discontinued Operations	$0.00	$0.00	$0.00	$0.01

Income available to common shareholders	$0.00	$0.02	$0.03	$0.05

Income per share of common stock (Diluted):
Continuing Operations	$0.00	$0.02	$0.03	$0.04

Discontinued Operations	$0.00	$0.00	$0.00	$0.01

Income available to common shareholders	$0.00	$0.02	$0.03	$0.05

Weighted average number of common shares outstanding-basic	7,035,170	7,035,170	7,035,170	7,035,170

Weighted average number of dilutive common shares outstanding	7,235,560	7,179,751	7,239,368	7,154,755

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Twenty-six Weeks Ended
	October 29,	October 23,
	2006	2005
Net cash provided by operating activities	$451,717	$534,462

Cash flows from investing activities:
Capital expenditures	(1,683,463)	(199,567)
Proceeds from sale of assets	0	81,714

Net cash used for investing activities	(1,683,463)	(117,853)

Cash flows from financing activities:
Repayments of long-term debt	(182,901)	(173,304)
Repayments of capital lease obligations	0	(31,152)
Repayments of stockholder loans	(3,327)	(3,171)
Proceeds from preferred stock subscription	1,190,000	0
Payments of preferred dividends	(56,884)	(39,000)

Net cash provided by (used for) financing activities	946,888	(246,627)

Net increase (decrease) in cash and cash equivalents	(284,858)	169,982

Cash and cash equivalents at beginning of period	811,517	687,207

Cash and cash equivalents at end of period	$526,659	$857,189

See accompanying notes.

BOSTON RESTAURANT ASSOCIATES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 29, 2006

(unaudited)

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the thirteen-week period and twenty-six week period ended October 29, 2006 are not necessarily indicative of the results that may be expected for the year ending April 29, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2006.  The balance sheet at April 30, 2006 has been derived from the audited financial statements at that date.

The accompanying statements of operations and cash flows for the fiscal 2007 period reflect the consolidated operations and cash flow of three casual dining Italian restaurants and, thirteen Pizzeria Regina restaurants for the entire period and one Pizzeria Regina for part of the period. For the fiscal 2006 period there were three casual dining Italian restaurants and thirteen Pizzeria Regina restaurants for the entire period.

In fiscal 2006, the Company completed the asset sale of Polcari’s of Cambridge, Inc. on July 22, 2005.  The accompanying financial statements reflect Polcari’s of Cambridge, Inc. as discontinued operations.

2.  NET INCOME (LOSS) PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”).

The following is a reconciliation of the denominator (number of shares) used in the computation of earnings per share.  The numerator, net income (loss), is the same for the basic and diluted computations.

	Thirteen weeks ended		Twenty-six weeks ended
	October 29, 2006	October 23, 2005	October 29, 2006	October 23, 2005
Basic Shares	7,035,170	7,035,170	7,035,170	7,035,170
Effect of Dilutive Securities:
Options	200,390	144,581	204,198	119,585
Diluted Shares	7,235,560	7,179,751	7,239,368	7,154,755

The following table summarizes securities that were outstanding as of October 29, 2006 and October 23, 2005, but not included in the calculation of net income per share available to common shareholders because such securities are anti-dilutive:

	Thirteen weeks ended		Twenty-six weeks ended
	October 29, 2006	October 23, 2005	October 29, 2006	October 23, 2005
Options	630,000	829,800	630,000	829,800
Warrants	525,000	601,000	525,000	601,000
Convertible Debentures	1,160,000	1,160,000	1,160,000	1,160,000
Convertible Preferred Stock (Series A)	1,147,056	1,147,056	1,147,056	1,147,056
Convertible Preferred Stock (Series B)	1,714,285	—	1,714,285	—

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

The adoption of SFAS No. 123R had no impact on the Company’s financial statements as all stock options awarded to employees were fully vested prior to May 1, 2006.

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

 Had compensation cost for the Company’s stock options been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below along with the additional disclosures required by SFAS No. 148 as follows:

	Thirteen Weeks Ended October 23, 2005	Twenty-Six Weeks Ended October 23, 2005

Net income as reported	$160,845	$378,439
Less: dividends	(19,281)	(39,000)
Net income available to common stockholders as reported	141,564	339,439
Add:
Stock-based employee compensation expense included inreported net income, net of tax	—	—
Deduct:
Total stock-based Compensation expense determined under fair value based method	—	(3,709)

Net income-pro forma	$141,564	$335,730

Basic and diluted earnings per share:
As reported	$.02	$.05
Pro forma	$.02	$.05

4.  MERGER AGREEMENT

On March 17, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Dolphin Direct Equity Partners, LP (“Dolphin”) and Braidol Acquisition Corp., (“Braidol”) a wholly-owned subsidiary of Dolphin, which was amended on August 15, 2006 and November 3, 2006, whereby Braidol will merge (the “Merger”) with and into the Company with the Company surviving the Merger. Under the terms of the Merger Agreement, the common stockholders of the Company, would be entitled to receive an amount equal to $0.70, without interest, per share of common stock and the holders of the Company’s Series B preferred stock will receive $.70 per share plus accrued and unpaid dividends for such stock as set forth in the certificate of designation. Under the terms of the Merger Agreement, the Series A preferred stockholders of the Company would be entitled to receive a liquidation preference of $0.85 per share ($974,998) plus accrued and unpaid dividends as set forth in the certificate of designation for the Series A preferred stock, without interest, as well as the product of the number of shares of common stock that such shares of preferred stock are convertible into immediately prior to the merger and $.70, without interest. The consummation of the Merger is subject to customary closing conditions, including the approval of the stockholders of the Company. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $650,000.  The Company has capitalized certain of these costs as deferred merger costs at October 29, 2006.  If the merger does not close, the capitalized costs would be changed to operations.  In any event the Company is required pay certain of Dolphin’s expenses under certain circumstances if the merger is not completed.  The Company is required to pay a termination fee of up to $225,000 less any expenses it has paid for the benefit of Dolphin and its affiliates.  The proxy was filed on November 8, 2006.  The meeting of shareholders is currently scheduled for December 13, 2006.

5.  UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12, 2006, we entered into an agreement whereby at our option, subject to satisfaction of certain terms and conditions, Dolphin Direct Equity Partners, LP (“Dolphin”) and other qualified investors would purchase up to 1,411,764 shares of Series A Participating Preferred Stock $.01 par value per share in one or more private transactions and in such amounts as we request.  On August 15, 2006 in consideration of the amendment of the merger agreement to extend the termination date of that agreement and increase the expenses we may incur in connection therewith, we amended and restated that agreement to provide for the sale and issuance of Series B Preferred Stock, $0.01 par value per share instead of Series A Participating Preferred Stock.  Each share of Series B Preferred Stock may be converted at any time at the option holder of such share into one share of our common stock, $.01 par value per share and is entitled to one vote.  The investors will pay $0.70 per share of Series B Preferred Stock, for aggregate gross proceeds of up to $1,200,000.  The price per share of Series B Preferred Stock is less than the original price per share of $0.85 for the Series A Participating Preferred Stock.  However, unlike the Series A Participating Preferred Stock, the Series B Preferred

Stock is not entitled to receive a cash liquidation payment in addition to participating on an as converted to common stock basis in the proceeds for an acquisition of the Company.  As of the date of this report, we have requested two draw downs of $600,000 each.  As of the date of this report, Dolphin has provided $1,200,000 for the purchase of 1,714,285 shares of Series B Preferred Stock in satisfaction of the draw downs.  Mr. Salas, a principal of Dolphin Equity Partners, LP is a member of the Company’s board of directors.

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

As of the date of this report the net proceeds of $1,190,000 provided by Dolphin for the purchase of 1,714,285 shares of Series B Preferred Stock is reported as stockholder’s equity on the balance sheet.

6.  CONSTRUCTION OF A NEW LOCATION

The Company has completed the construction of a new Pizzeria Regina in Medford, Massachusetts.  As of October 29, 2006 the Company had capital expenditures in the approximate amount of $1,600,000 for this new restaurant.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

On March 17, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Dolphin Direct Equity Partners, LP (“Dolphin”) and Braidol Acquisition Corp., (“Braidol”) a wholly-owned subsidiary of Dolphin, which was amended on August 15, 2006 and November 3, 2006, whereby Braidol will merge (the “Merger”) with and into the Company with the Company surviving the Merger. Under the terms of the Merger Agreement, the common stockholders of the Company, would be entitled to receive an amount equal to $0.70, without interest, per share of common stock and the holders of the Company’s Series B preferred stock will receive $.70 per share plus accrued and unpaid dividends for such stock as set forth in the certificate of designation. Under the terms of the Merger Agreement, the Series A preferred stockholders of the Company would be entitled to receive a liquidation preference of $0.85 per share ($974,998) plus accrued and unpaid dividends as set forth in the certificate of designation for the Series A preferred stock, without interest, as well as the product of the number of shares of common stock that such shares of preferred stock are convertible into immediately prior to the merger and $.70, without interest. The consummation of the Merger is subject to customary closing conditions, including the approval of the stockholders of the Company. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $650,000.  The Company has capitalized certain of these costs as deferred merger costs at October 29, 2006.

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

If the Merger is successfully completed, the Company will operate as a private company with no SEC reporting obligations.  Currently the stockholder meeting is scheduled for December 13, 2006.

In fiscal 2006, the Company completed the sale of Polcari’s of Cambridge, Inc.  The accompanying financial statements reflect Polcari’s of Cambridge, Inc. as discontinued operations.

The Company’s restaurant sales in the most recent quarter were $5,893,000 compared to sales of $5,756,000 in the second quarter of fiscal 2006, an increase of 2.4%.  The Company believes that the increase in revenue is primarily attributable to an increase in traffic at our mall location.  The Company had income for the second quarter of fiscal 2007 of $51,000, compared to net income of $161,000 for the same quarter in fiscal 2006.  This decrease in income is attributable to pre-opening costs associated with the new Pizzeria Regina in Medford, Massachusetts.  The key factors that affect our operating results are the impact of new store openings, comparable restaurant sales, which are driven by customer counts and check average, and our ability to manage operating expenses such as food cost, labor and benefits and other costs.  Changes in the number of restaurants in operation can increase or decrease total Company revenues and expenses, and the build out and opening of new stores can affect operating profits.  Each restaurant unit’s contribution margin will vary over the life of the restaurant.  Margins tend to be low when a restaurant is first opened until customer traffic reaches planned levels.  Margins can also deteriorate at the end of a unit’s life cycle due to a decline in customer traffic caused by a variety of factors outside the control of the Company.  These economic conditions impact both the Pizzeria Regina units and the Polcari’s North End units.

In the fiscal 2007 period, there were 16 units in operation for the entire period and one for part of the period.  In the fiscal 2006 period there were 16 units in operation for the entire period.  The following table sets forth all revenues, costs and expenses as a percentage for the periods indicated for revenue and expense items included in the consolidated statements of operations:

	Thirteen Weeks Ended		Twenty-six weeks Ended
	October 29, 2006	October 23, 2005	October 29, 2006	October 23, 2005
(1)
Revenues:
Restaurant sales	100%	100%	100%	100%
Other		—		—

Total revenues	%	100%	%	100%

Costs and expenses:
Cost of food, beverages and liquor	18.5	19.3	18.2	19.3
Other operating expenses-payroll	29.0	28.9	29.0	28.8
Other operating expenses exclusive of payroll	33.2	33.8	33.2	33.2
General and administrative	10.9	9.9	10.9	10.6
Depreciation and amortization	3.9	4.0	3.7	4.0
Pre-opening costs	2.2	—	1.5	—
Operating income	2.3	4.1	3.5	4.1
Interest expense, net	(1.5)	(1.5)	(1.5)	(1.6)
Other income	—	.3	—	.2
Income from continuing operations before discontinued operations	.8	2.9	2.0	2.7
Income from discontinued operations	—	(.1)	—	.6
Net income	.8%	2.8%	2.0%	3.3%

(1)  The sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005.  The financial statements included with this report reflect Polcari’s of Cambridge, Inc., as discontinued operations.

Thirteen Weeks Ended October 29, 2006 as Compared to Thirteen Weeks ended October 23, 2005.

Restaurant sales in the most recent quarter were $5,893,000 compared to restaurant sales in the prior year’s period of $5,756,000.  The Company believes that the increase in revenue was primarily attributable to an increase in mall sales.  Sales volume for the restaurants open throughout both fiscal 2007 and 2006 increased by 1.6%.

Net sales at the Company’s Pizzeria Regina restaurants increased to $3,710,000 in the current period from $3,613,000 in the prior year’s period.  This increase in sales was attributable to an increase in mall traffic and to the opening of the new Pizzeria Regina in Medford, Massachusetts on October 26, 2006.  Same store sales increased by 1.5%.

Net sales at the Company’s full service casual dining restaurants increased to $2,162,000 in the current period from $2,121,000 in the prior year’s period. This increase in sales was primarily attributable to increased sales at the newly renovated Polcari’s in Saugus, Massachusetts, partially offset by a decrease in sales at the Polcari’s bistro restaurant in Salem, New Hampshire.  Same store sales increased 1.9% for the current period.

Net sales to third parties at the Company’s commissary were $21,000 in the current period compared to $22,000 in the prior year’s period.

Costs and Expenses

Cost of Food, Beverages and Liquor.

The cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 18% in the fiscal 2007 period compared to 19% in the fiscal 2006 period.  The decrease as a percentage of total revenues was primarily attributable to a decrease in cheese costs and costs from suppliers in general.

The cost of food, beverages and liquor was $1,088,000 in the current period compared to $1,108,000 in the prior year’s period. The dollar decrease was due in part to a decrease in cheese costs.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 15% in the fiscal 2007 period compared to 16% in the fiscal 2006 period.  The decrease as a percentage of restaurant sales was primarily due to a decrease in cheese costs.

The cost of food, beverages and liquor at Pizzeria Regina restaurants was $560,000 in the current period compared to $571,000 in the prior year’s period. The dollar decrease was primarily due to reduced cheese costs.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 24% in the fiscal 2007 period compared to 25% in the fiscal 2006 period. The decrease as a percentage of restaurant sales was principally due to decreases in costs from suppliers in general.

The cost of food, beverages and liquor at the Company’s full service casual dining restaurants was $528,000 in the current period compared to $537,000 in the prior year’s period.  The dollar decrease was primarily due to decreases in costs from suppliers in general.

Other Operating Expenses

Payroll Expenses.

Payroll expenses as a percentage of total revenues for all restaurants were 29% in both the fiscal 2007 and the fiscal 2006 periods.

Payroll expenses were $1,713,000 in the current period, compared to $1,663,000 in the prior year’s period.  The dollar increase in payroll expenses was primarily due to the opening of the new Pizzeria Regina in Medford, Massachusetts.

Payroll expenses at the Pizzeria Regina restaurants were 24% of restaurant sales in both the current and the prior year’s period.

Payroll expenses of the Pizzeria Regina restaurants were $903,000 in the current period compared to $863,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the new Pizzeria Regina in Medford, Massachusetts.

Payroll expenses at the Company’s full service casual dining restaurants were 32% of restaurant sales in both the current and prior year’s period.

Payroll expenses at the Company’s full service casual dining restaurants were $695,000 in the current period compared to $685,000 in the prior year’s period.  This dollar increase was primarily due to costs associated with increased sales.

Payroll expenses at the Company’s Commissary were $115,000 in both the fiscal 2007 and the fiscal 2006 periods.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses exclusive of payroll were 33% of total revenues in the fiscal 2007 period compared to 34% in the fiscal 2006 period.   The decrease as a percentage of total revenues was primarily attributable to the elimination of legal costs associated with the Pizzeria Regina at Burlington Mall, Burlington, Massachusetts relating to the renegotiation of the lease in fiscal 2006.

Other operating expenses, exclusive of payroll, were $1,956,000 in the current period compared to $1,944,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, was primarily attributable to an increase in advertising costs, maintenance costs and higher energy costs at the Company’s full service casual dining restaurants, which was partially offset by the elimination of legal costs associated with the Pizzeria Regina at Burlington Mall, Burlington, Massachusetts relating to the renegotiation of the lease in fiscal 2006.

Other operating expenses exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 34% in the current period compared to 35% in the prior year’s period.   The decrease as a percentage of restaurant sales was primarily due to the elimination of legal costs associated with Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts in fiscal 2006.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $1,251,000 in the current period, compared to $1,271,000 in the prior year’s period.  This dollar decrease is primarily due to the elimination of legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts in fiscal 2006.

Other operating expenses exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 31% in the current period compared to 30% in the prior years period.  The increase as a percentage of restaurant sales was primarily attributable to higher advertising costs, maintenance costs, and higher energy costs.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $676,000 in the current period compared to $642,000 in the prior year’s period. The dollar increase was primarily attributable to higher advertising costs, maintenance costs and energy costs.

Other operating expenses also include commissary expenses, which were $29,000 for the fiscal 2007 period as compared to $31,000 in the fiscal 2006 period.

General and Administrative Expenses.

General and administrative expenses were 11% of total revenues in the fiscal 2007 period to 10% in the fiscal 2006 period.  The increase as a percentage of total revenues was attributable to higher legal costs and management trainees.

General and administrative expenses were $639,000 in the current period compared to $571,000 in the prior year’s period.  The dollar increase was primarily attributable to higher legal costs and management trainees.

Depreciation and Amortization Expenses.

Depreciation and amortization expenses were 4% of total revenues in both fiscal 2007 and fiscal 2006 periods.

Depreciation and amortization expense was $231,000 in the current period compared to $232,000 in the prior year’s period.

Pre-Opening Costs.

Pre-opening costs consisting primarily of labor, rent and training materials for the current period were $131,000 compared to $0 in the prior year’s period.   Pre-Opening costs were attributable to a new Pizzeria Regina which was opened in Medford, Massachusetts on October 26, 2006.

Other Income

Other income was $2,000 in the current fiscal period compared to $17,000 in the prior year’s fiscal period.  The decrease in other income was primarily due to a business interruption insurance reimbursement for the Pizzeria Regina restaurant in Paramus, New Jersey which occurred in fiscal 2006.

Interest Expense and Interest Income

Interest expense was $91,000 in the current period as compared to $94,000 in the prior year’s period.

Interest income was $4,000 in both the current and prior year’s period.

Discontinued Operations

In the fiscal 2006 period, the sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005.

The loss from discontinued operations was $0 in the fiscal 2007 period compared to a loss of $4,000 in fiscal 2006 period. In the fiscal 2006 period the loss from discontinued operations represents operating losses from the Polcari’s North End restaurant in Cambridge, Massachusetts.

Twenty-six weeks Ended October 29, 2006

Restaurant sales for the twenty-six weeks ended October 29, 2006 were $11,657,000 compared to restaurant sales in the prior year’s period of $11,492,000.  The increase in revenue was primarily attributable to an increase in mall consumer spending.  Sales volume for the restaurants open throughout both fiscal 2007 and 2006 periods increased by 1.1%

Net sales at the Company’s Pizzeria Regina restaurants increased to $7,299,000 in the current twenty- six week period from $7,102,000 in the prior year’s period.  The increase in restaurant sales was principally due to the increase in mall traffic and to the opening of a new Pizzeria Regina in Medford, Massachusetts on October 26, 2006.  The same store sales for the Pizzeria Regina restaurants increased 2.2% in the current period.

Net sales at the Company’s full service casual dining restaurants decreased to $4,302,000 in the twenty-six week current period from $4,355,000 in the prior year’s period.  This decrease was primarily attributable to a decrease in discretionary spending.  The same store sales for the full service casual dining restaurants decreased 1.2% in the current period.

Net sales at the Company’s commissary were $56,000 in the current period compared to $35,000 in the prior year’s period.  This increase was due to sales to a licensee.

Costs and Expenses

Cost of Food, Beverages and Liquor.

The cost of food, beverages and liquor as a percentage of total revenues for all restaurants was 18% in the current period compared to 19% in the prior year’s period.  The decrease as a percentage of total revenues was primarily attributable to a decrease in cheese costs and costs from suppliers in general.

The cost of food, beverages and liquor was $2,123,000 in the current twenty-six week period compared to $2,214,000 in the prior year’s period. The dollar decrease was due in part to a decrease in cheese costs and costs from suppliers in general.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Pizzeria Regina restaurants was 15% in the fiscal 2007 period compared to 16% in the fiscal 2006 period.  The decrease as a percentage of restaurant sales was principally due to a decrease in cheese costs.

The cost of food, beverages and liquor at Pizzeria Regina restaurants was $1,090,000 in the current period compared to $1,121,000 in the prior year’s period.  The dollar decrease was due to a decrease in cheese costs.

The cost of food, beverages and liquor as a percentage of restaurant sales at the Company’s full service casual dining restaurants was 24% in the current period compared to 25% in the prior year’s period.  The decrease as a percentage of restaurant sales was principally due to decreases in costs from suppliers in general.

The cost of food, beverages and liquor at the Company’s full service casual dining restaurants was $1,033,000 in the current twenty-six week period compared to $1,093,000 in the prior year’s period.  The dollar decrease was primarily due to decreases in costs from suppliers in general.

Other Operating Expenses

Payroll Expenses.

Payroll expenses as a percentage of the total revenues for all restaurants were 29% in both fiscal 2007 and fiscal 2006 periods.

Payroll expenses were $3,374,000 in the current period, compared to $3,316,000 in the prior year’s twenty-six week period.  The dollar increase in payroll expenses was primarily due to the opening of the new Pizzeria Regina in Medford, Massachusetts.

Payroll expenses at the Pizzeria Regina restaurants were 24% of restaurant sales in both the current and in the prior year’s period.

Payroll expenses of the Pizzeria Regina restaurants were $1,761,000 in the current twenty-six week period compared to $1,727,000 in the prior year’s period.  This dollar increase was primarily due to the opening of the new Pizzeria Regina in Medford, Massachusetts.

Payroll expenses as a percentage of restaurant sales at the Company’s full service casual dining restaurants were 32% of restaurant sales in both the current and the prior year’s period.

Payroll expenses at the Company’s full service casual dining restaurants were $1,392,000 in the current twenty-six week period compared to $1,373,000 in the prior year’s period.  This dollar increase was primarily due to higher employee incentive costs.

Payroll expenses at the Company’s Commissary were $221,000 for the fiscal 2007 period as compared to $216,000 in the fiscal 2006 period.

Other Operating Expenses, Exclusive of Payroll.

Other operating expenses, exclusive of payroll, were 33% of total revenues in both the fiscal 2007 and fiscal 2006 periods.

Other operating expenses, exclusive of payroll, were $3,874,000 in the current twenty-six week period compared to $3,811,000 in the prior year’s period. The increase in operating expenses, exclusive of payroll, as a percentage of total revenues was primarily due to an increase in advertising costs,maintenance costs, and higher energy costs at the Company’s full service casual dining restaurants, partially offset by the elimination of legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts in fiscal 2006.

Other operating expenses, exclusive of payroll, for the Pizzeria Regina restaurants as a percentage of restaurant sales were 34% in the current period compared to 35% in the prior year’s period.  The decrease as a percentage of sales was primarily attributable to the elimination of legal costs associated with the Pizzeria Regina at the Burlington Mall, Burlington, Massachusetts in fiscal 2006.

Other operating expenses, exclusive of payroll, from the Pizzeria Regina restaurants were $2,456,000 in the current twenty-six week period, compared to $2,473,000 in the prior year’s period.  This dollar decrease is primarily due to the elimination of legal costs associated with the Pizzeria Regina at the Burlington Mall in fiscal 2006.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants as a percentage of restaurant sales were 32% in the current fiscal period compared to 29% in the prior year’s period.  The increase as a percentage of sales was primarily attributable to higher advertising costs, maintenance costs, and energy costs.

Other operating expenses, exclusive of payroll, for the Company’s full service casual dining restaurants were $1,357,000 in the current twenty-six week period compared to $1,272,000 in the prior year’s period.  The dollar increase was primarily due to higher advertising costs, maintenance costs, and energy costs.

Other operating expenses also include commissary expenses, which were $61,000 in the fiscal 2007 period compared to $66,000 in the fiscal 2006 period.

General and Administrative Expenses.

General and Administrative expenses were 11% of total revenues in both the fiscal 2007 period and the fiscal 2006 period.

General and administrative expenses were $1,272,000 in the current period, compared to $1,215,000 in the prior year’s period.  The dollar increase was primarily attributable to higher legal costs and manager trainees.

Depreciation and Amortization Expenses.

Depreciation and amortization expense were 4% of total revenues in the both fiscal 2007 and fiscal 2006 periods.

Depreciation and amortization expense was $433,000 in the current period, compared to $464,000 in the prior year’s period. This decrease was due to the impairment charge of the Polcari’s bistro restaurant in Salem, New Hampshire that was taken in the fourth quarter of fiscal 2006 which reduced the carrying value of the assets.

Pre-Opening Costs.

Pre-opening costs for the current period were $169,000 in the fiscal 2007 period compared to $0 in the fiscal 2006 period.  These costs which consist of labor, rent and training materials are attributable to the opening of the new Pizzeria Regina restaurant in Medford, Massachusetts on October 26, 2006

Other Income

Other income was $3,000 in the current period compared to $19,000 in the prior year’s period.  The decrease was primarily due to an insurance reimbursement for the Pizzeria Regina restaurant in Paramus, New Jersey which occurred in fiscal 2006.

Interest Expense and Interest Income

Interest expense was $184,000 in the current period as compared to $190,000 in the prior year’s period.

Interest income was $10,000 in the current period compared to $6,000 in the prior year’s period.

Discontinued Operations

In the fiscal 2006 period, the sale of Polcari’s of Cambridge, Inc. was completed on July 22, 2005.  The Company’s financial results reflect Polcari’s of Cambridge, Inc. as discontinued operations.

The income from discontinued operations was $0 in the fiscal 2007 period compared to $70,000 in fiscal 2006 period. In the fiscal 2006 period the income from discontinued operations represents operating losses from the Polcari’s North End restaurant in Cambridge, Massachusetts and a gain of $132,000 from the disposal of certain assets of the Polcari’s North End Restaurant in Cambridge, Massachusetts.

LIQUIDITY AND CAPITAL RESOURCES

At October 29, 2006, the Company had negative net working capital of $1,396,000 compared to negative net working capital of $1,175,000 at April 30, 2006.  It is common for companies in the restaurant industry to operate with net working capital deficits.  We are able to operate with a substantial working capital deficit because (1) restaurant operations and most food service operations are conducted primarily on a cash (and cash equivalent) basis with a low level of accounts receivable, (2) rapid turnover allows a limited investment in inventories, and (3) accounts payable for food, beverages and supplies usually become due after the receipt of cash from the related sales. During the twenty-six weeks ended October 29, 2006, the Company had a net decrease in cash and cash equivalents of  $285,000, reflecting net cash provided by  operating activities of $452,000, net cash used for investing activities of $1,683,000 and net cash provided by financing activities of $946,000.

Net cash provided by operating activities included income of $241,000, a decrease in prepaid expenses of $52,000, and increase in deferred rent of $79,000, and depreciation and amortization expense of $433,000 which were partially offset by a decrease in accounts payable of $39,000, a decrease in other long-term liabilities of $24,000 and a decrease in accrued expenses of $47,000 and an increase in other assets of $195,000, an increase in inventories of $14,000, and an increase in accounts receivables of $34,000.  Net cash used for investing activities includes capital expenditures of $1,683,000 related to the new Pizzeria Regina restaurant in Medford, Massachusetts, Polcari’s North End restaurant and various Pizzeria Regina restaurants.  Net cash provided by financing activities of $946,000 consisted of net proceeds from preferred stock subscriptions of $1,190,000 offset by repayments of long term debt, lease obligations, and payments of preferred dividends.

At October 29, 2006, the Company had current liabilities of $2,735,000, including $959,000 of accounts payable, $1,376,000 of accrued liabilities, current maturities of long term obligations in the amount of $400,000.  At October 29, 2006, the Company had long-term obligations, less current maturities, in the amount of $3,384,000 including,  $1,378,000 due under its credit facility with Commerce Bank and Trust Company, $72,000 of notes payable to a stockholder, $1,450,000 of convertible subordinated debentures, $431,000 of deferred rent, and $53,000 of other long-term liabilities.

On April 21, 2005 the Company refinanced its debt with Commerce Bank and Trust Company and a new $2,300,000 Credit Facility was established.  This Credit Facility consists of a $1,500,000 4 year term note bearing interest at the bank base rate plus 2% and an $800,000 mortgage in favor of Commerce bank and Trust Company at a fixed rate of 7%.  The mortgage has a twenty year amortization schedule with a complete payment of principal due at the end of five years.  All borrowing under the Credit Facility are collateralized by substantially all of the assets of the Company and are subject to various financial covenants.  At October 29, 2006 the Company was in compliance with all financial covenants.

On July 12, 2006, we entered in to an agreement (the “Series A Agreement”) whereby at our option, subject to satisfaction of certain terms and conditions, Dolphin Direct Equity Partners, LP (“Dolphin”) and other qualified investors would purchase up to 1,411,764 shares of Series A Participating Preferred Stock $.01 par value per share in one or more private transactions and in such amounts as we request.  On August 15, 2006 in consideration of the amendment of the merger agreement to extend the termination date of that agreement and increase the expenses we may incur in connection therewith, we amended and restated the Series A Agreement to provide for the sale and issuance of Series B Preferred Stock, $0.01 par value per share instead of Series A Participating Preferred Stock.  Each share of Series B Preferred Stock may be converted at any time at the option of the holder of such share into one share of our common stock, $.01 par value per share and is entitled to one vote.  The investors will pay $0.70 per share of Series B Preferred Stock, for aggregate gross proceeds of up to $1,200,000.  The price per share of Series B Preferred Stock is less than the original price per share of $0.85 for the Series A Participating Preferred Stock.  However, unlike the Series A Participating Preferred Stock, the Series B Preferred Stock is not entitled to receive a cash liquidation payment in addition to participating on an as converted to common stock basis in the proceeds for an acquisition of the Company.  As of the date of this report, we have requested two draw downs of $600,000 each.  As of the date of this report, Dolphin has provided $1,200,000, the full amount available, for the purchase of 1,714,285 shares of Series B Preferred Stock.  Mr. Salas, a principal of Dolphin Equity Partners, LP is a member of the board of directors.

 The Company has spent approximately $ 1,600,000 in capital improvements in connection with a new restaurant in Medford, Massachusetts.  Regardless of whether the Company completes the Merger described above, the Company believes that its existing resources, together with cash flow generated from operations, will be sufficient to fund its cash flow requirements and maintain debt covenant compliance for the next twelve months. Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000, less any expenses it has paid for the benefit of Dolphin and its affiliates. In addition, the Company estimates that it will be required to incur direct transaction costs of $650,000 in connection with the Merger, which include fees related to financial advisors, attorneys, accountants and financial printers.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk.

We have exposure to interest rate risk related to certain instruments entered into for other than trading purposes.  Specifically, borrowings under the Credit Facility described in Item 2 bear interest at a variable rate based on the bank’s prime rate plus 2%. A 100 basis point change in the Credit Facility interest rate (approximately 10.25% at October 29, 2006) would cause the interest expense for fiscal 2007 to change by approximately $5,000. This computation is determined by considering the impact of hypothetical interest rates on our variable long-term debt at October 29, 2006. However, the nature and amount of our borrowings under the Credit Facility may vary as a result of future business requirements, market conditions, covenant compliance and other factors.

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

ITEM 4.  Controls and Procedures

As of  October 29, 2006, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), which have been designed to ensure that material information related to the Company is made known to them and timely disclosed.  The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Notwithstanding the foregoing, however, based upon their evaluations, our CEO and CFO concluded that the Company’s disclosure controls are effective to provide a reasonable level of assurance that material information relating to the Company is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. Risk Factors.

The following risk factors incorporate all material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

The Company’s Ability To Grow May Be Dependent On Additional Funding

As of October 29, 2006, the Company had a working capital deficiency of approximately $1,396,000 and stockholders’ equity of $1,430,000. The long-term financial stability of the Company and compliance with the bank covenants will be substantially dependent upon achieving sustained profitable operations. If the Company fails to comply with bank covenants, the bank debt could be due on demand. The Company’s growth will be dependent upon obtaining adequate additional financing. There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success or lack of success of the Company’s restaurants opened within recent years may have a critical effect on the Company’s ability to raise funds through the sale of stock or otherwise.

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

The Merger May Not Be Completed

On March 17, 2006 the Company entered into and Agreement and Plan of Merger by and among the Company, Dolphin Direct Equity Partners, LP and Braidol Acquisition Corp., a wholly owned subsidiary of Dolphin which was amended on August 15, 2006 and November 3, 2006 by which Braidol will merge with and into the Company with the Company surviving the Merger. The consummation of the Merger is subject to customary closing conditions, including the approval of stockholders of the Company. Should the merger be completed, stockholder’s common and preferred stock would be redeemed and stockholders would no longer participate in any future earnings, should there be any future earnings. In addition, the consummation of the Merger is subject to the condition that certain transaction costs incurred by the Company not exceed $650,000.  Under certain circumstances, if the Merger is not completed, the Company is required to pay a termination fee of up to $325,000, less any expenses it has paid for the benefit of Dolphin and its affiliates. In addition, the Company estimates that it will be required to incur direct transaction costs of $650,000, which include fees related to financial advisors, attorneys, accountants and financial printers. The Company has capitalized certain of these costs as deferred merger costs at October 29, 2006. If the Merger is not closed, the Company’s financial results, including earnings per share, could suffer, and the Company’s market price could decline.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2006, we entered in to an agreement whereby at our option, subject to satisfaction of certain terms and conditions, Dolphin Direct Equity Partners, LP (“Dolphin”) and other qualified investors would purchase up to 1,411,764 shares of Series A Participating Preferred Stock $.01 par value per share in one or more private transactions and in such amounts as we request.  On August 15, 2006 in consideration of the amendment of the merger agreement to extend the termination date of that agreement and increase the expenses we may incur in connection therewith, we amended and restated that agreement to provide for the sale and issuance of Series B Preferred Stock, $0.01 par value per share instead of Series A Participating Preferred Stock.  Each share of Series B Preferred Stock may be converted at any time at the option holder of such share into one share of our common stock, $.01 par value per share and is entitled to one vote.  The investors will pay $0.70 per share of Series B Preferred Stock, for aggregate gross proceeds of up to $1,200,000.  The price per share of Series B Preferred Stock is less than the original price per share of $0.85 for the Series A Participating Preferred Stock.  However, unlike the Series A Participating Preferred Stock, the Series B Preferred Stock is not entitled to receive a cash liquidation payment in addition to participating on an as converted to common stock basis in the proceeds for an acquisition of the Company.  As of the date of this report, we have requested two draw downs of $600,000 each.  As of the date of this report, Dolphin has provided the entire $1,200,000 for the purchase of 1,714,285 shares of Series B Preferred Stock.  Mr. Salas, a principal of Dolphin Equity Partners, LP is a member of the board of directors.

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

ITEM 6. Exhibits.

Exhibit 31.1 and 32.2: Sarbanes-Oxley Section 302 Certification

Exhibit 32.1 and 32.2: Sarbanes-Oxley Section 906 Certification

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON RESTAURANT ASSOCIATES, INC.

Date: December 5, 2006	By:	/s/ George R. Chapdelaine
George R. Chapdelaine, President and
Chief Executive Officer